Form 10-Q
period 2015-09-30
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2017-04-12
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-206963

Vigilant Diversified Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-4543540
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

433 N. Camden Dr., Suite 600
Beverly Hills, CA	90210
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 279-5169

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2017, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,156,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

	September 30, 2015	June 30, 2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$46,526	$-
Prepaid expense	12,500	25,000

TOTAL ASSETS	$59,026	$25,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Accounts payable	7,500	-
Related party advances	136,885	49,064

TOTAL LIABILITIES	144,385	49,064

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 15,000,000 issued and outstanding on September 30, 2015 and June 30, 2015	1,500	1,500
Accumulated Deficit	(86,859)	(25,564)
TOTAL STOCKHOLDERS’ DEFICIT	(85,359)	(24,064)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$59,026	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Operations

	For the three months ended September 30, 2015	For the period from June 30, 2015 (inception) through September 30, 2015
	(unaudited)	(unaudited)
EXPENSES
General and administrative expenses	$4,782	$5,171
Stock-based compensation	-	1,500
Edgar filing fees	4,750	4,750
Professional fees	51,763	75,438

TOTAL EXPENSES	61,295	86,859

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	$(61,295)	$(86,859)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,000,000	15,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Stockholders’ Deficit

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance, June 30, 2015 (inception)	-	$-	$-	$-
Founders’ stock issued at inception	15,000,000	1,500	-	1,500
Net loss	-	-	(25,564)	(25,564)
Balance, July 1, 2015	15,000,000	1,500	(25,564)	(24,064)
Net loss	-	-	(61,295)	(61,295)
Balance, September 30, 2015	15,000,000	$1,500	$(86,859)	$(85,359)

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Cash Flows

	For the three months ended September 30, 2015	For the period from June 30, 2015 (inception) through September 30, 2015
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net Loss	$(61,295)	$(86,859)
Adjustments to reconcile net loss to net cash provided by operations:
Stock-based compensation	-	1,500
Changes in operating assets and liabilities:
Prepaid expense	12,500	(12,500)
Accounts payable	7,500	7,500
Net cash used by Operating Activities	(41,295)	(90,359)

FINANCING ACTIVITIES:
Advanced from related parties	87,821	136,885
Net cash provided by Financing Activities	87,821	136,885

Net cash (decrease) increase	46,526	46,526
Cash, beginning	-	-

Cash, ending	$46,526	$46,526

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Financial Statements

September 30, 2015

NOTE 1 - NATURE OF BUSINESS

Vigilant Diversified Holdings, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on June 30, 2015. The Company has limited operations and is developing a business plan to consult with companies involved in the cannabis industry in the United States. To date, its business activities have been limited to organizational matters, developing a website and refining its business plan.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Registration Statement on Form S-1 / A of the Company for the period from June 30, 2015 through June 30, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the period from June 30, 2015 to June 30, 2015, included in the Company’s report on Form S-1 / A.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers and/or a private placement of common stock.

NOTE 2–RELATED PARTY TRANSACTIONS

The amounts due to related parties are as follows:

	September 30, 2015	June 30, 2015
Chief Executive Officer (“CEO”) of the Company	$389	$389
A company controlled by the CEO	136,496	48,675
Total	$136,885	$49,064

During the three months ended September 30, 2015, a company controlled by the CEO of the Company advanced $87,821 to the Company.

NOTE 3–STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 common stock with par value of $0.0001 per share. The Company is also authorized to issue 10,000,000 preferred stock with par value of $0.0001 per share. The Company may divide the preferred stock into any number of series and designate the number of shares for each series.

During the three months ended September 30, 2015, the Company had no capital transactions.

NOTE 4 – SUBSEQUENT EVENTS

On December 21, 2015, the Company issued 20,000 shares of common stock at $0.25 per share, for $5,000.

On January 4, 2016, the Company made an investment in Curved Rolling Papers LLC (“Curved”). The Company entered into an agreement (the “Agreement”) with Curved that provided for the purchase of up to 5% ownership in Curved for $250,000 to be paid in installments. Curved was to receive $250,000 in consideration. The Company invested $50,000 on January 4, 2016 and $50,000 on February 2, 2016. The Company was unable to fund the additional investment since the additional equity it was seeking to raise did not materialize.

In May 2016, Curved notified the Company that it was transferring its assets to a new entity and discontinuing Curved, thus nullifying the Company’s investment. Curved failed to provide the Company with certificates evidencing the Company’s membership interest in Curved and have declined to return any of the Company’s investment. As such, the investment was recognized as a loss on the statement of operations during the year ended December 31, 2016.

On January 12, 2016, the Company designated 4,000,000 preferred shares into its Series A Preferred Stock which have a value of $0.25 per share, are nonvoting, convertible and not entitled to dividends. Each preferred share is convertible at $0.25 per share into one common share on the earlier of: (1) the time the Company receives its stock symbol; or (2) six months from the date of purchase. The conversion price is subject to an adjustment if a capital transaction of the Company dilutes the preferred shareholder’s percent ownership of the Company’s common stock.

During the year ended December 31, 2016 the Company issued 540,000 Series A Preferred Stock at $0.25 per share for $135,000. The Company has yet to convert these preferred shares and the preferred shareholder’s percent ownership of the Company’s common stock has not diluted.

During the year ended December 31, 2016, the Company issued 136,000 common shares at $0.25 per share for proceeds of $34,000.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements.

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Vigilant Diversified Holdings, Inc., a Nevada corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2015 and for the period from June 30, 2015 (inception) through September 30, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We are a newly formed company that commenced operations on June 30, 2015. From June 30, 2015 until January 4, 2016, our activities were limited to organizational and business development activities. We a consulting company that intends to assist companies that are involved in various aspects of the cannabis industry by providing consulting services focused on providing administrative and regulatory support functions. We also intend to market our services to other industries. Our mission is to assist management with services designed to keep them focused on their core business ideas while provide the administrative support such as bookkeeping, payroll, website development and marketing strategies. We intend to use the Internet as well as the services of an independent sales representative to market our services to start-up companies in California and Colorado with our initial efforts focused in Denver. We also intend to market to service professionals. We have had limited operations and have limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from June 30, 2015 to January 4, 2016, were devoted primarily to start-up, development and operational activities, which included:

1.	Formation of the Company;
2.	Development of our business plan;
3.	Evaluating various target companies to market our services;
4.	Research on marketing channels/strategies for our services;
5.	Secured our website domain www.vigilantdiversifiedholdings.com and beginning the development of our initial online website;
6.	Research on services and pricing of our services;
7.	Hiring our consultant to provide a variety of services to us.

On January 4, 2016, we made an investment in Curved Rolling Papers LLC (“Curved”). We entered into an agreement (the “Agreement”) with Curved that provided for the purchase of up to 5% ownership in Curved for $250,000 to be paid in installments. We anticipated funding the investment in the Agreement through unrelated equity funding. Curved was to receive $250,000 in consideration from January 4, 2016 through March 1, 2016. We invested $50,000 on January 4, 2016 and $50,000 on February 2, 2016. We were unable to fund the additional contributions to Curved since the additional equity we were seeking to raise did not materialize. Curved subsequently notified us that it was transferring its assets to a new entity and discontinuing Curved, thus, nullifying our investment. Our negotiations with Curved have not resulted in a satisfactory resolution.

We intend to file for binding mediation against Curved and its owners, in the State of New York, for rescission of the Agreement to return of our $100,000 investment in Curved. Our decision to file for binding mediation is in response to Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing and declining to return any of the $100,000 we invested in Curved. We intend to continue to vigorously pursuing return of our $100,000.

As part of our mission statement, we intend to provide services to target companies with the goal to assist the founders develop their product and services and provide hands-on support services to reduce startup costs and accelerate time to market. Besides general administrative services, we intend to offer services to assist with product development and design, corporate formation and structure. We also intend to offer virtual office space, financial and accounting resources, marketing and branding services, and legal guidance by partnering with law firms and accounting firms. By offering these services, we intend to enable our potential entrepreneurial clients the time to focus on developing their products and services so they are not consumed with administrative activities that will consume valuable time from their work schedules. We believe that the administrative and other consulting services will increase the value of our potential clients’ businesses thereby increasing the attractiveness for additional capital to enable them to bring their products and services to market.

Our goal is to assist cannabis entrepreneurs by partnering with them and providing them with the assistance and tools to bring their ideas to market. We intend to initially target businesses in Southern California and Colorado with our main focus in Colorado.

We intend to provide turnkey support solutions to the legal cannabis industry and business services for cannabis companies involved in all legal aspects of the industry including:

●	Funding and Financing Solutions

●	Compliance Consulting and Certification Solutions

●	Dispensary and Retail Solutions

●	Commercial Production and Equipment Build Out Solutions

●	Banking and Payment Processing Solutions

●	Multichannel Supply Chain Solutions

●	Branding, Marketing and Sales Solutions

●	Research and Development Solutions

●	Consumer Product Solutions

We intend to expand throughout California and Colorado and intend to bring an array of services to each new state that legalizes the use of cannabis according to appropriate state and federal laws.

At this time, we do not grow, process, own, handle, transport, or sell marijuana as we are organized and directed to operate strictly in accordance with all applicable state and federal laws. As the legal environment changes in California and other states, our management may explore business opportunities that involve ownership interests in dispensaries and growing operations if and when such business opportunities become legally permissible under applicable state and federal laws.

We intend to provide managerial assistance available to our clients and, to the extent available, offer our services for cash or contingent compensation. We will negotiate our fees on a case-by-case basis and intend to offer hourly rates, flat fees and contingent fees for our services. The managerial assistance means, among other things, we, through our directors, officers or employees, offer to provide, and, if accepted do provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. While our initial focus will be to offer our services to companies in the cannabis industry, we also intend to market our services to other industries.

On July 22, 2015, we engaged a cannabis consulting firm to provide a variety of services to us, including, but not limited to, introducing us to various cannabis opportunities. Our agreement with them is for 6 months for a total fee of $25,000 payable as follows: (i) $10,000 upon execution, $7,500 thirty days thereafter and the balance of $7,500 ninety days thereafter. We have paid them the full amount due under the agreement; however, they are still presenting various opportunities to us.

Services and Markets

We intend to market our services primarily to California and Colorado cannabis-related companies. We also intend to assist companies by consulting on financing and acquisition opportunities for them in various states. We intend to have service contracts in the following sectors:

Funding and Financing Solutions

Our goal is to become the go to business consultants in the legal cannabis market before expanding nationwide if and when applicable state and federal laws allow us to do so. We intend to assist collectives, dispensaries, producers, and product businesses in the legal cannabis industry with financing and consulting solutions to enable them to grow and expand their businesses. In the evolving legal cannabis industry, where traditional banking opportunities are limited, we intend to consult and assist companies with options for banking services and property financing. We intend to provide a corporate structure to business in search of capital by ensuring that their infrastructure is set up to maximize their potential to obtain financing by ensuring their compliance with all state governance rules.

Compliance Consulting and Certification Solutions

Led by our CEO, Todd Vigil, we intend to assist our clients through the complex landscape regarding the legal cannabis industry. Legal cannabis retail, production, and product manufacturers must comply with all regulations in the highly governed legal cannabis industry, as local and state laws dictate different business requirements. Since complying with applicable laws can be complex, we intend to help service our clients in areas such as entity selection, internal bookkeeping, government reporting, and inventory and patient records tracking in order to help our clients be compliant.

Commercial Build Out and Dispensary Solutions

In addition, we intend to offer build-out and commercial services to our clients. Whether it is financial assistance, real estate consulting, operations design, or building construction, we intend to assist our clients with design and rollout services for them. We intend to offer traditional business services to dispensaries as well. These services include human resources, payroll, workers’ compensation, donation accounting, tax planning, government audit preparation, and succession strategies.

Supply Chain Solutions

We intend to offer assistance in the design, planning, and execution of supply chain control and monitoring systems for legal cannabis retail and production facilities. Our objective is to create overall value for our clients, build a competitive infrastructure, coordinate logistics, and assist in providing metrics to synchronize supply and demand, while monitoring, measuring and reporting performance.

Branding, Marketing, and Sales Solutions

We intend to assist clients in effective branding geared towards enhancing distribution networks. We intend to collaborate with our clients to ensure that they are meeting their business goals. We intend to earn fees based on providing our clients with strategies that grow their sales and maximize their profits.

Banking and Payment Processing Solutions

Currently, the legal cannabis industry in California transacts an estimated $1.1 billion in sales annually where most of these transactions are done exclusively in cash. This problem presents a business opportunity for us.

We intend to evaluate various payment processing systems to assist clients.

As of September 30, 2015, we had $46,526 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financings. The additional equity financings will likely be in the form of the sale of shares from our registration statement and private placements of common stock. As of September 30, 2015, we had $7,500 in accounts payable and $136,885 in related party advances. In December 2015, we issued 20,000 shares of our common stock, pursuant to our effective registration statement, for $5,000. We also received $100,000 in shareholder deposits for the issuance of our Series A Preferred Stock. In January 2016, we issued 540,000 shares of our Series A Preferred Stock for $135,000 in cash. In 2016 we also issued 136,000 shares of our common stock for $34,000 in cash.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company with nominal assets to secure. Therefore, we are highly dependent upon the success of a future private placement offering and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a startup company with no operations to date, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

We have no current plans, preliminary or otherwise, to merge with any other entity although we may consider such plans in the future.

At the present time, we intend to seek various investors to obtain additional equity financing. There can be no assurance that we will be successful in obtaining additional capital from these negotiations. If are unable to raise additional capital, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph and the preceding paragraphs, we have no other financing plans.

Management does not plan to hire additional employees at this time. Our officers and directors, as well as independent contractors, will be responsible for providing consulting services.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2015 and for the period from June 30, 2015 (inception) through September 30, 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2015

Revenues. We did not have any revenues for the three months ended September 30, 2015.

Operating expenses. Operating expenses include general and administrative expenses, Edgar filing fees and professional fees. In total, operating expenses were $61,295 for the three months ended September 30, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses were $4,782, which is attributable to $1,838 in travel related expenses, $1,111 in business license fee and $1,833 in miscellaneous expenses.

●	Edgar filing fees were $4,750, which represents fees paid to our Edgar filing agent.

●	Professional fees were $51,763, which represents $26,300 in consulting fees, $20,675 of legal fee related to our registration statement and $4,788 in accounting fees

Net Loss. Our net loss was $61,295 for the three months ended September 30, 2015, which is attributable to the operating expenses discussed above.

For the period from June 30, 2015 (inception) through September 30, 2015

Revenues. We did not have any revenues for the three months ended September 30, 2015.

Operating expenses. Operating expenses include general and administrative expenses, stock-based compensation, Edgar filing fees and professional fees. In total, operating expenses were $86,859 for the period from June 30, 2015 (inception) through September 30, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses were $5,171, which is attributable to $1,838 in travel related expenses, $1,500 in business license fee and $1,833 in miscellaneous expenses.

●	Stock-based compensation was $1,500, which consisted of 15,000,000 shares issued to our original shareholders at $0.0001 per share for services rendered in our formation.

●	Edgar filing fees were $4,750, which represents fees paid to our Edgar filing agent.

●	Professional fees were $75,438, which represents $26,300 in consulting fees, $40,675 of legal fee related to our registration statement and $8,463 in accounting fees.

Net Loss. Our net loss was $86,859 for the period from June 30, 2015 (inception) through September 30, 2015, which is attributable to the operating expenses discussed above.

Liquidity and Capital Resources. For the period from June 30, 2015 (inception) through September 30, 2015, we received $136,886 in related party advanced to provide us with our working capital. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $59,026 as of September 30, 2015, consisting of $46,526 in cash and $12,500 in prepaid expenses. Our working capital deficit was $85,359 as of September 30, 2015.

As of September 30, 2015, our total liabilities are $144,385 consisting of $7,500 in accounts payable and $136,885 in related party advances.

Our total stockholders’ deficit is $85,359 as of September 30, 2015, and an accumulated deficit of $86,859 as of September 30, 2015.

We had $46,526 in net cash provided by operating activities for period from June 30, 2015 (inception) through September 30, 2015, which included $86,859 in net loss, which amount was offset by $1,500 in stock-based compensation and $7,500 in accounts payable and increased by $12,500 in prepaid expenses.

We had no cash provided by investing activities for the period from June 30, 2015 (inception) through September 30, 2015.

We had $136,885 provided by financing activities period from June 30, 2015 (inception) through September 30, 2015, which was from related party amounts advanced during the period.

We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we can finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2015.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward and startup costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three-months ended September 30, 2015 or for period from June 30, 2015 (inception) through September 30, 2015.

Plan of Operation

We were incorporated in the State of Nevada on June 30, 2015. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are a development stage company that has not generated any revenue and just recently started our operations. If we are unable to successfully find customers who will engage us to provide consulting services, we may quickly use up the proceeds from this offering.

Our business strategy is to market our website (www.vigilantdiversifiedholdings.com) whereby potential companies will be able to review our services and engage us. We will develop our presence on e-commerce sites as Facebook, Twitter, LinkedIn and other sites. We are also focusing on expanding our referral network by targeting other advisors such as lawyers, accountants, and other service professionals that focus on the cannabis industry.

The number of companies, which we will be able to provide services to will depend upon the success of our marketing efforts through our website and our referral network.

Our business is advising and consulting with companies focused on the cannabis industry by offering various consulting services such as administrative support to their management so that management can focus on the core products and services and not be consumed by administrative details that consume their time. We intend to advise companies on their capital formation, consulting with jurisdictional selection, corporate governance, administrative duties, such as bookkeeping, accounting, regulatory compliance and reporting, valuation and other administrative tasks that entrepreneurs may not be familiar. We envision ourselves as mentors to empower companies to achieve their business growth objectives by providing the management team with financial and management guidance and partnering with them to help them succeed in the cannabis markets. While our initial focus will be the cannabis industry, we also intend to offer our services to companies in other industries.

We and the advisors we intend to work with will assist management in understanding the value of their assets and build a proper structure around those assets to help create a fair value for the company. We believe that by providing guidance and support to our potential clients and assisting them in managing their company in the cannabis industry will allow them to grow their business. On July 22, 2015, we entered into a 6-month consulting agreement with an advisor to provide a variety of services to us including, but not limited to, introducing us to various opportunities. The agreement required us to pay them $25,000 as follows: (i) $10,000 upon its execution; (ii) $7,500 thirty days thereafter; and (iii) $7,500 ninety days thereafter. We have paid them $25,000 and our agreement with them has expired; however, they continue to present to us various opportunities, which we may consider in the future.

On January 4, 2016, we entered into an agreement effective January 1, 2016, with Curved Rolling Papers, LLC, a New York limited liability company (“Curved Rolling Papers”), whereby we agreed to purchase up to 5% of its membership interest for an investment of $250,000 payable as follows: (i) $50,000 on January 4, 2016; (ii) $50,000 on February 1, 2016; (iii) $50,000 on February 15, 2016; and (iv) $100,000 on March 1, 2016. Curved Rolling Papers was formed to develop, patent and manufacture cigarette papers for those desiring to roll their own cigarettes utilizing a design change that curves the edges of the paper to ease rolling cigarettes so they roll in a straight line. Curved Rolling Papers estimates the cigarette paper industry to have $5 billion in sales in 2016. Curved Rolling Papers goal is to build custom machinery and advertise for distribution for its products. On April 7, 2014, it filed a provisional patent and, on May 15, 2014, it filed a non-provisional patent. It has also filed for and has been granted a U.S. trademark. Curved Rolling Papers goal is to sell in two distinct markets: Tobacco and Cannabis.

We invested $50,000 on January 4, 2016 and $50,000 on February 2, 2016. We were unable to fund the additional investments since the additional equity it was seeking to raise did not materialize. Curved subsequently notified us that it was transferring its assets to a new entity and discontinuing Curved, thus, nullifying our investment. Our negotiations with Curved have not resulted in a satisfactory resolution.

We intend to file for binding mediation against Curved and its owners, in the State of New York, for rescission of the Agreement to return of its $100,000 investment in Curved. Our decision to file for binding mediation is in response to the Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing, but declining to return any of the $100,000 we invested in it. We intend to continue to vigorously pursuing return of its $100,000.

On January 12, 2016, we amended our Articles of Incorporation to authorize up to 4,000,000 shares of a Series A Convertible Preferred Stock (the “Series A Stock”) issuable at $0.25 per share and convertible into its common stock on a 1 for 1 basis. From January 12, 2016 to June 30, 2016, we sold 540,000 shares of its Series A Stock for $135,000 in cash. These offerings were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

We may conduct limited research and development of additional services to offer. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Upon completion of our public offering, our specific goal is to offer consulting services to start-ups and development stage companies. Our plan of operations is as follows:

Raise Working Capital

We intend to concentrate our efforts on raising capital to provide the necessary working capital for our operations. Our operations will be limited due to the limited amount of funds on hand. Our plan of operations is as follows:

Establish our Office

Time Frame: 1st- 3rd months.

Material costs: minimum $2,500.

We plan to set up a physical office in Beverly Hills, CA where we currently operate from a virtual office. We then intend to acquire the necessary equipment to continue operations. We plan to purchase or lease office equipment such as PC, telephones, fax, office supplies and furniture. Our officer and director, Todd W. L. Vigil, will take care of our initial administrative duties. We believe that it will cost at least $2,500 to set up office and obtain the necessary equipment and stationery to continue operations. Diana Vigil intends to continue working from Denver, Colorado and will also work out of the office in Beverly Hills, CA, when necessary. Todd Vigil plans to work approximately one week per month in Denver, Colorado.

Expand Our Website

Time Frame: 3rd-6th months.

Material costs: $3,000-$5,000.

When our office is set up, we intend to begin expanding our website. Our officer and director, Todd W. L. Vigil, will be in charge of overseeing the expansion of our website and the services we intend to offer. We have identified and secured the domain name www.vigilantdiversifiedholdings.com. We intend to hire a web designer to help us with the expansion and functionality of our website. We do not have any written agreements with any web designers at current time. The website expansion costs, including enhanced site design and implementation will be approximately $3,000. Updating and improving our website will continue throughout the lifetime of our operations.

Negotiate agreements with potential referral sources and customers

Time Frame: 6th-12th months.

No material costs.

Once our website is improved, we will contact and start negotiation with potential customers and referral sources. We will negotiate terms and conditions of collaboration. At the beginning, we plan to focus primarily on Colorado and California based cannabis companies as well as their advisors such as attorneys and accountants. We do not expect to compensate any referral sources and will offer reciprocal referrals to any source that is willing to refer us clients. Then we plan to expand our target market to other service providers and investment professionals such as brokers and investment bankers. This activity will be ongoing throughout our operations. Even though the negotiation with potential customers and referral sources will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail and we will have to cease our operations. We do not expect to enter into formal written agreements with our referral sources and intend for these agreements to be oral. We intend to enter into consulting agreements with our clients that will set forth the scope of services we agree to with these clients and provide for the hourly, contingent or flat rate billing arrangements.

In the future, when/if we have available resources, operating history and experience, we plan to contact larger referrals sources that have more established clients. However, we anticipate encountering many market barriers in becoming a service provider to clients of large established professionals. Our competitors have gained customer loyalty and brand identification through their long-standing advertising and customer service efforts. This creates a barrier to market entry by forcing us to spend time and money to differentiate our product in the marketplace and overcome these loyalties. The large established service providers may require capital investments in personnel. They also may have exclusive agreements with key franchises and others for the similar services. Considering our lack of operating history and experience in being a consulting firm to start-ups and development stage companies, we may never become a consultant to large established clients.

Commence Marketing Campaign

Time Frame: 6th - 12th months.

Material costs: $20,000-$80,000.

At the same time as we start negotiation process with potential customers and our website is improved, we will continue to market our services. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in the cannabis industry to showcase our services with a view to find new customers. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use Internet promotion tools on Facebook and Twitter to advertise our services. We intend to spend from $20,000-$80,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations. Our campaign will consist of soliciting clients by offering to provide administrative support to management with an emphasis on relieving management from the details of administrative paperwork so they can focus on their creative efforts.

Even if we are able to obtain sufficient number of service agreements at the end of the twelve-month period, there is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Hire a Salesperson or Independent Contractors

Time Frame: 8th-12th months.

Material costs: $12,000-36,000.

Upon raising additional monies, we intend to hire one salesperson with good knowledge and broad connections in the consulting industry to introduce our services. The salesperson’s job would be to find new potential clients, and to set up agreements with customers and referral sources to engage our services. The negotiation of additional agreements with potential customers will be ongoing during the life of our operations.

In summary, during 1st-6th month we should have established our office and further expanded our website. After this point we should be ready to start more significant operations and start selling our services. During months 6-12 we will be developing our marketing campaign. There is no assurance that we will generate any revenue in the first 12 months after completion our offering or ever generate any revenue.

Todd W. L. Vigil, our president will be devoting approximately forty hours per week to our operations. Once we expand operations, and are able to attract more and more customers to use our services, Mr. Vigil has orally agreed to commit more time as required.

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. The amount may vary depending upon how much we spend on marketing, advances to independent contractors and other expenses.

Amount
Description	Expenses
SEC reporting and compliance	$40,000
Establishing and office	3,500
Website expansion	5,000
Marketing and advertising	70,000
Advances to independent contractors	36,000
Other expenses	45,500
Total	$200,000

If we do not raise additional working capital, our cash reserves will be not sufficient to meet our obligations for the next twelve-month period. We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $50,000 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from Vigil & Vigil Investments, LLC or our officer and sole director or our other officer. Vigilant Diversified Holdings, Inc., a Colorado corporation, has already advance us $136,865, to meet our obligations for this Offering and complete our 12-months business plan. However, it has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. In the event that we raise less than $200,000, we will reduce the money we intend to allocate to marketing and other expenses.

If we are able to successfully complete the above goals within the estimated timeframes set forth and are able to raise proceeds additional proceeds that may be needed to secure additional personnel and marketing funds, those funds would be allocated as follows:

Our management may hire full or part-time employees or independent contractors over the next six (6) months depending on the amount of proceeds we receive from the offering pursuant to our registration statement; however, at the present, the services provided by our officers and sole director appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals and can be supplemented by engaging independent contractors. Our management’s responsibilities are mainly administrative at this early stage. While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize may be independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

Our management does not expect to incur any material research costs in the next twelve months; we currently do not own any plants or equipment that we would seek to sell in the near future; we do not have any off-balance sheet arrangements; and we have not paid for expenses on behalf of our officer or directors. Additionally, we believe that this fact shall not materially change.

Off-Balance Sheet Arrangements

None.

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). The Reform Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact that we make in this Quarterly Report on Form 10-Q are forward-looking. The words “anticipates,” “believes,” “expects,” “intends,” “will continue,” “estimates,” “plans,” “projects,” the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all those risks; nor can we assess the impact of all those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them considering new information or future events.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Use of Estimates:

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2015.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)       Changes in Internal Controls over Financial Reporting

During the three-month period ended September 30, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)        The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIGILANT DIVERSIFIED HOLDINGS, INC.

April 11, 2017	/s/ Todd Vigil
Todd Vigil
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

