Form 10-K
period 2015-12-31
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2017-04-12
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-206963

Vigilant Diversified Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-4543540
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

433 North Camden Drive, Suite 600, Beverly Hills, CA 90210

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 279-5169

Common Stock, no par value per share	None
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ] [check “yes” if statement is accurate.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, based upon the last sale price of the common stock of such date: $39,000.

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2017 was 15,156,000.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith based on management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. Considering these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

Organization

We were incorporated in the State of Nevada as a for-profit company on June 30, 2015, under the name Vigilant Diversified Holdings, Inc. and our incorporator adopted our bylaws and appointed our sole director. To date, we have limited operations and are implementing our business plan to provide management consulting services to start-up and development stage enterprises in North America that are in the cannabis industry. We have established a fiscal year end of December 31.

On June 30, 2015, we issued 15,000,000 shares of our $0.0001 par value common stock, valued at $0.0001 per share, to our 2 initial shareholders, which includes 14,900,000 common shares to Vigil & Vigil Investments, LLC, a Colorado limited liability company, in exchange for organizational services incurred in our formation, which our sole director valued at $0.0001 per share, or $1,490 for preformation services rendered to develop our organization, business model and website. Vigil & Vigil Investments, LLC is owned by our chief executive officer, Todd W. L. Vigil and Diana Vigil, our Vice President and Secretary. Diana Vigil is the mother of Todd Vigil. On June 30, 2015, we also issued 100,000 shares of our $0.0001 par value commons shares to our other initial shareholder, Jonathan McDermott, in exchange for organizational services incurred in our formation, which our sole director valued at $0.0001 per share, or $10 for preformation services rendered to us for assisting in our organization. On June 30, 2015, we incurred $25,564 in operational expenses. From December 21, 2015 until May 11, 2016, we issued 156,000 shares of our common stock at $0.25 per share for $39,000 to 21 investors. We anticipate our burn rate will be approximately $4,500 per month. We believe that our present capital is insufficient to cover our monthly burn rate for the next 12 months. We believe that we will require approximately $50,000 in cash to accomplish the goals set out in our plan of operation. To the extent, we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to raise additional capital from investors through the sale of our common stock or from loans or advances from our majority shareholder.

Our principal business, executive and registered statutory office is located at 433 N. Camden Dr., Suite 600, Beverly Hills, CA 90210 and our telephone number is (310) 279-5169, fax is (310) 388-0697 and email contact is info@vigilantdiversifiedholdings.com. Our URL address is www.vigilantdiversifiedholdings.com.

Business

We were incorporated under the laws of the State of Nevada on June 30, 2015, with fiscal year end in December 31. We are an early stage company that has not generated any revenue and started our operations in 2015. In January 2016, we made investment in a company that provides curved rolling papers to the tobacco and cannabis industry.

Our business is advising and consulting with companies in the cannabis industry that need guidance on administrative and regulatory requirements. We intend to advise companies on with jurisdictional selection, corporate governance, administrative duties, such as bookkeeping, accounting, regulatory compliance and reporting, valuation and other administrative tasks that entrepreneurs may not be familiar. We envision ourselves as mentors to empower companies to achieve their business growth objectives by providing the management team with financial and management guidance and partnering with them to help them succeed in their markets. We also intend to market our services to companies in other industries.

We intend to work closely with senior legal, auditing and technical advisors that have vast knowledge in the cannabis industry and are well versed with the cannabis regulatory and reporting requirements. We and the advisors we intend to work with will assist management understand the value of their assets and build a proper structure around those assets to help create a fair value for the company by ensuring regulatory compliance. We believe that by providing guidance and support to our potential clients and assisting them in structuring their company and valuation will allow the next stages of accessing capital to be more productive whether they intend to sell or conduct business with various governmental agencies. We intend to partner and work with professional and technical advisors that have knowledge and expertise in advising cannabis start-up and development stage companies.

Since beginning operations in June 2015, we have not earned any revenues or provided any consulting services and we have incurred a loss of $113,636 as of December 31, 2015. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Our chief executive officer and director, Todd W. L. Vigil, and our other office, Diana Vigil, are our only personnel. Mr. Vigil and Ms. Vigil will devote at least forty hours per week to us but may increase the number of hours as necessary. We expect our future sales to be derived from Internet and third party referrals. We intend to advertise our services on the Internet and market them to third party referral sources.

In June 2015, the Company issued 14,900,000 common shares to Vigil & Vigil Investments, LLC, which is 100% owned by Todd W. L. Vigil, our chairman, chief executive officer and Diana Vigil, our vice president secretary, for services rendered in our formation and organization valued at $1,490 or $0.0001 per share. We also issued 100,000 common shares to Jonathan McDermott, for services rendered in our formation and organization valued at $10 or $0.0001 per share. These transactions are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(a)(2) of the Act. In December 2015, we sold 20,000 shares of our common stock at a price of $0.25 per share under our registration statement. In 2016, we sold 136,000 shares of our common stock at a price of $0.25 per share under our registration statement.

In January 2016, we authorized a Series A preferred and, in 2016, we raised $135,000 from our Series A preferred from two investors. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company has not generated profits to date and has minimal liquidity, which raises substantial doubt as to its ability to continue as a going concern.”

Our administrative office is located at 433 N. Camden Dr., Suite 600, Beverly Hills, CA 90210, which is a virtual office.

Our fiscal year end is December 31.

We began operations in June 2015, to market consulting services to startups and other small companies that typically lack professional assistance due to their limited resources. Our operations to date have been devoted primarily to start-up and development activities, which include:

1.	Formation of the Company;

2.	Development of our business plan;

3.	Evaluating various target companies to market our services;

4.	Research on marketing channels/strategies for our services;

5.	Secured our website domain www.vigilantdiversifiedholdings.com and beginning the development of our initial online website;

6.	Research on services and pricing of our services; and

7.	Hiring our consultant to provide a variety of services to us

In 2016, we continued to focus our business operations on the development of our website and the consulting services we plan to offer to companies in the cannabis industry. We plan to utilize our website to promote our services to development stage companies as well as established companies. We anticipate promoting our services by advertising our website and marketing to service professionals and small companies. In addition, we made an investment in a cannabis related company.

Our founders have access to strategic relationships with financial firms, investment bankers, brokers, individual and institutional investors as well as accountants and attorneys in North America and worldwide. We intend to advise our clients on strategic transactions, provide a global understanding of how the capital markets work, while creating opportunities for investors. Our founders have invested their capital in the public markets and have experience with public companies. We believe that a properly structured company eases the ability to attract the initial capital from brokers, private investors, angels, and institutional investors thereby allowing management the necessary capital to develop the Company. We believe that a properly structured, funded, and administered company with capable management allows us to get “the story” out to our many public and private investors. This process allows us to work with the investment community helping them understand the client company while simultaneously gaining exposure to investment capital.

We may conduct limited research and development of additional services to offer. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Our plan of operations is as follows:

Principal Services

Our services consist of the following:

We intend to consult with companies that are focused on the cannabis industry and assist them with a variety of consulting and administrative services. We also intend to advise management and consult, with the assistance of other professionals, about the possibilities of raising capital, and seeking strategic market opportunities. While we intend to focus our initial efforts on the cannabis industry, we intent to market our services to companies in other industries.

Management Consulting Services

We also intend to offer services to both public and private clients that support complex business challenges with an approach across all sectors. Our management believes that they can assist business professionals with advice that will enable companies to improve performance, drive shareholder value and mitigate risk. In addition, our management will offer advice and leadership to ensure strategies for long-term success and stability.

The following are some of the business benefits we intend to offer to potential clients:

●	Financial Management – Project management, budget process planning, risk management, financial modeling.

●	General Business Planning – Annual plan writing and modeling, presentation development.

●	Strategic Development – Market strategy, short term and long term planning, human resources strategy.

●	Site and Location Search, Identification and Set-Up – Local/Global funding negotiations, supplier assessment and sourcing, site management.

●	Business Organization Structure and Process Development – Legal entity review, leadership and senior management organization design, total organization design.

●	M&A Business Reviews – Assistance in developing potential targeted candidates, developing letter of intent, identification and implementation of structural changes.

●	Leadership Mentoring and Organization Development – Leadership coaching and mentoring, organization effectiveness skills, performance management, project management design.

●	Human Resources Outsourcing – Recruitment, selection Training, employee relations, collective bargaining, compensation planning, health and safety, workforce re-engineering, career counseling and outplacement services.

●	Recruitment and Selection - Chief Operating Officer, Chief Financial Officer, Directors, Geological Managers, Engineering Managers, Human Resources Managers.

Marketing and Communication Support Services

We intend to assist our clients to optimize the impact of their financial public relations efforts and related corporate communications. By optimizing this service, we will help facilitate the rapid dissemination of high impact and high quality information.

The following are some of the marketing and communications services we intend to offer to our potential clients:

●	Identity & Brand Management – We will assist management with brand identity and brand management in the context of the being a company in the cannabis industry. We will provide advice to aid our clients in the development of their own distinct brands. We will work with client management to integrate the companies’ philosophy into a comprehensive suite of corporate communication materials that provides the foundation of a successful communications strategy.

●	Websites - Our goal is to make it easy for investors to find the desired information about investment opportunities quickly and efficiently. We intend to assist in the design and building of websites that emphasize meaningful content around a user-friendly and intuitive presentation and navigation thereby enabling investors that use the web on a 24-hour basis to evaluate the client and its website, which are the core of corporate communications and central to marketing efforts.

●	Investor Presentations – We intend to assist our clients with their “first impression” to investors in the rapidly changing cannabis industry. We believe that first impressions count and are critical when communicating with retail and institutional investors. The ability to clearly communicate a client’s value proposition is critical to generating shareholder interest.

●	Printed and Electronic Information – we intend to offer creation and productions services from simple highlight sheets to multi-page brochures, which we intend to design to be delivered through traditional print press or email campaigns.

●	Annual Reports – Annual reports serve as a disclosure tool to current shareholders. Successful private and public companies also utilize the annual report as a marketing tool to attract potential shareholders, strategic partners and talent, as well as to influence others. As such, we intend to assist management of our potential clients to position the annual report as a strategic, forward-looking document that clearly differentiates the client company from its peers.

●	Investor Relations - We intend to assist clients in developing an investor relationship management (IRM) system that consolidates investor data into a single system integrated with the corporate website to aid managers in raising and retaining more investor assets.

We believe that the services we intend to offer to our future clients will be quality, value added services that will enable long term success for them and us.

Financing Strategy

Our ability to increase our revenues and market our services will dependent on additional outside financing, advances from our shareholders and reinvesting our profits. Primary responsibility for the overall planning and management of our services will rest with our management. For each service we plan to offer, management will need to assess the market and our needs to offer such services at cost-effective prices. All decisions will be subject to budgetary restrictions and our business control. We cannot provide any guarantee that we will be able to ever offer services on cost-effect terms.

Whenever possible we will attempt to plan with providers of goods and services that we might utilize to defer payment until a later stage in our revenue cycle. Once we determine our cash flow needs, there are various methods of obtaining the funds needed to provide our services to our future clients. Examples of financing alternatives include the assignment of our rights to receivables and equity to the extent we can obtain shares from our clients for services rendered. Alternatively, we may form a limited liability company or partnership where we will be the managing member or the general partner and raise funds to finance our services.

Competition

The consulting services industry is highly competitive. We compete with a variety of companies, many of which have greater financial and other resources than us, or are subsidiaries or divisions of larger organizations. The industry is characterized by a small number of large, dominant organizations that perform this service, such as accounting firms, law firms, consultants as well as many companies that have greater financial and other resources than us.

The major competitive factors in our business are the timeliness and quality of service, the quality of work product, the clients’ desire and price. Our ability to compete effectively in providing customer service and quality services depends primarily on the level of training of our future staff, the utilization of computer software and equipment and the ability to deliver our services in an effective and timely manner. We believe we will compete effectively in these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. If our competitors offer services at lower prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations. Furthermore, many of our competitors are able to obtain more experienced employees than we can.

Intellectual Property Rights

We do not currently have any intellectual property rights.

Our Website

Our website is located at www.vigilantdiversifiedholdings.com and will provide a description of our company, our services, mission statement along with our contact information including our address, telephone number and e-mail address.

Dependence on Customers

We do not have any customers.

Trademarks and Patents

We do not have any registered trademarks or patents.

Need for any Government Approval of Principal Services

We are also subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. Sales of the services we intend to provide to customers may be subject to U.S. and local government regulations.

Research and Development

We have not spent any money on research and development activities.

Employees

Presently, we do not have any employees other than our officers and directors who devote their time as needed to our business and expect to devote forty hours per week.

Legal Proceedings

We are not involved in any legal proceedings; however, we intend to pursue binding mediation against Curved Rolling Papers, LLC. See Results of Operations and footnote 6 to our financial statements. None of our officers or director is a party to any legal proceeding or litigation. None of our officers or director has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Property

We hold no real property. We do not presently own any interests in real estate. Our executive, administrative and operating offices are located at 433 N. Camden Dr., Suite 600, Beverly Hills, CA 90210. We have a written lease with the landlord and rent space on a month-to-month basis at the rate of $149 per month. Our officers and director will work remotely from their homes and Diana Vigil will work from Denver, CO and intends to visit the Beverly Hills, CA office when necessary. Todd Vigil intends to continue spending approximately 1 week of every month working in Denver, CO.

Item 1A. Risk Factors

We are subject to those financial risks generally associated with development stage or startup enterprises. Since we have sustained losses since inception, we will require financing to fund our development activities and to support our operations and will independently seek additional financing. However, we may be unable to obtain such financing. We are also subject to risk factors specific to our business strategy and the entertainment industry.

RISKS ASSOCIATED WITH OUR COMPANY AND INDUSTRY

Since we are a startup enterprise, have not generated any revenues and lack an operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We are a newly organized enterprise that was incorporated in June 30, 2015 and for the period from June 30, 2015 (inception) through December 31, 2015 we did not generate any revenues. We have a limited operating history upon which an evaluation of our prospects can be made. From June 30, 2015 (our inception) to December 31, 2015, we have incurred a net loss of $113,636. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the cannabis consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to offer services at prices that allow us to generate at a profit. Based upon current plans, we expect to incur operating expense in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business that would result in our being unable to continue as a going concern.

Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our December 31, 2015 financial statements express an opinion that substantial doubt exits as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements – Auditors Report.”

We have incurred a loss since inception and our future is dependent upon us obtaining additional financing and our ability to achieve profitability

We had an accumulated deficit of $113,636 for the interim period from June 30, 2015 (inception) to December 31, 2015. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our services. We plan to seek additional funds through private placements of our common stock. Private placements of our common stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of Todd W. L. Vigil, our president and director, and Diana Vigil, vice president and secretary. The loss of our officers and director, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any office/director and us; however, Todd W. L. Vigil, and Diana Vigil intend to enter into employment agreements in the future. However, as of now, there is no guarantee that replacement personnel, if any, will help us to operate profitably. They each have been, and continue to expect to be, able to commit approximately 40 hours per week of their time, to the continued implementation of our business plan. If management were required to spend additional time with outside employment, they may not have sufficient time to devote to us and we would be unable to continue to implement our business plan resulting in the business failure.

We do not maintain key person life insurance on our officer and directors.

If we are unable to obtain additional funding our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2015, we had $134,751 in cash on hand and $137,751 in assets. From June 30, 2015 (inception) to December 31, 2015, our shareholders advanced us $136,885 to cover our operating expenses. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

General domestic and international economic conditions could have a material adverse effect on our operating results and common stock price and our ability to obtain additional financing.

As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the United States and other parts of the world, some of the consulting services that we may desire to offer to clients could suffer delays or postponement until the economy strengthens, which could in turn effect our ability to obtain additional financing. We anticipate our revenues to be derived from the sale of our services, which could be suffer if customers are suffering from the economic downturn. During weak economic conditions, we may not experience any growth if we are unable to obtain financing to enable us to market and offer our services. If the domestic and/or international economy were to weaken, the demand for any consulting services we may desire to offer could decline, which could have a material adverse effect on our operating results and stock price.

In the future we may seek additional financing through the sale of our common stock resulting in dilution to existing shareholders.

The most likely source of future financing presently available to us is through the sale of shares of our common stock or preferred stock. Any sale of common stock or convertible preferred stock will result in dilution of equity ownership to existing shareholders. This means that, if we sell shares of our common stock or preferred stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding, which will result in a reduction in the value of an existing shareholder’s interest. To raise additional capital, we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for our business plan and expenditures. As of the date of this Report, we have not earned any revenue. Failure to generate revenue will cause us to go out of business, which will result in the complete loss of your investment.

We do not have any intellectual property and, if we develop any, may not be able to adequately protect it from infringement by third parties.

Our business plan is significantly dependent upon exploiting the consulting services we intend to offer to cannabis related companies. We do not currently have any intellectual property although we believe that as we develop our systems and the way we consult, we will eventually develop trade secrets and other types of intellectual property. In the event that we develop intellectual property in the future, there can be no assurance that we will be able to control all of the rights for all of our future intellectual property or trade secrets that we may develop. We may not have the resources necessary to assert infringement claims against third parties who may infringe upon these future intellectual property rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel. We cannot assure you that we can adequately protect any future intellectual property or successfully prosecute potential infringement of any future intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights that we may obtain, or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect any future intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

If the services we offer are not commercially successful and/or do not generate revenues, our business would fail.

Offering consulting services involves substantial risks, because it requires that we spend significant time and funds based entirely on our preliminary evaluation of the potential clients’ needs and our ability to receive adequate compensation for our services. It is impossible to predict the success of any services we may offer to potential clients and their perception of the value of our services. The ability of the services we offer to generate value to the potential clients and, in turn, to generate revenues will depend upon a variety of unpredictable factors, including:

●	Clients’ demand for our services, which is always subject to change;

●	the quality and availability of other consulting services competitively priced;

●	the competition for services offered on the Internet, through other consultants or advisors; and

●	the fact that many of the services we intend to offer are available in some form through other professionals and the Internet.

For any of these reasons, the services we intend to offer may not be commercially successful and our business may suffer or fail altogether resulting in a complete loss of any investment made in our common stock.

The service we provide might be more expensive to provide than we anticipate.

We expect that future financing that we may obtain will provide the capital required to expand our personnel and provide us the resources to offer additional or more sophisticated consulting services and potentially web based applications that provide some of the services we contemplate offering to potential clients. Expenses associated with acquiring or training personnel to provide the services to our potential customers could increase beyond projected costs because of a range of factors such as an escalation in compensation rates and other personnel working on consulting services or in the number of personnel required to work on the clients, or because of problems or difficulties with technology and equipment our personnel may use with customers. In addition, unexpected circumstances sometimes cause billings to exceed budget.

Competition in the cannabis consulting industry is strong. If we cannot successfully compete, our business may be adversely affected.

The marketplace in which we compete is intensely competitive and subject to rapid change. Our competitors include well-established enterprises. Some of these competitors are based globally. We anticipate that we will face additional competition from new entrants that may offer significant performance, price, creative or other advantages over those offered by us. Many of these competitors have greater name recognition and resources than us.

Additionally, potential competitors with established market shares and greater financial resources might introduce competing services. Thus, there can be no assurance that we will be able to compete successfully in the future or that competition will not have a material adverse effect on our operations. Increased competition could result in lower than expected operating margins or loss of the ability to attract customers, either of which would materially and adversely affect our business, results of operation and financial condition.

If we are unable to obtain customers for our services, our business will suffer and likely fail.

Because we lack the resources to advertise our services in traditional publications, we plan to enter into arrangements with other professional providers and independent contractors to market our services as well as contacting companies in the cannabis industry. As a result, we may be unable to secure marketing agreements before funds are spent on personnel or other forms of advertising. In addition, if we are unable to obtain marketing on acceptable terms, we may evaluate other alternatives, such as retaining third party marketers. We cannot provide any assurance that we will be able to secure any favorable marketing agreements, or if we were able to, under terms that would allow us to be profitable. If we are unable to obtain adequate marketing, we may not have the ability to generate revenue.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

The consulting services industry is subject to a variety of federal and state laws and regulations related to the type of services that we could provide, the conduct of operations, and payment for services. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions and delays in providing our services to clients.

Federal and state governments may regulate the services that we offer. Our ability to cost effectively provide these consulting services could be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.

Our future success is dependent on additional states legalizing medical marijuana and additional localities in California passing legislation to allow dispensaries.

Continued development of the medical marijuana market is dependent upon continued legislative authorization of marijuana at the state level for medical purposes and, in certain states, including California, based on the specifics of the legislation passed in that state, and on local governments authorizing a sufficient number of dispensaries. Any number of factors could slow or halt the progress. Furthermore, progress, while encouraging, is not assured, and the process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposal, key support must be created in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of marijuana for medical purposes, which would limit the market for our products and negatively impact our business and revenues.

There is no track record for companies pursuing our strategy and if our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investments.

There is no track record for companies pursuing our business strategy, and there is no guarantee that our business strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue, which may cause the value of the Company to decrease, thereby potentially causing our stockholders to lose their investments. The success of our strategy will depend on numerous factors including:

●	the success of dispensary and cultivation operations at locations where we may enter into contracts to oversee the management of the location;

●	our ability to work with suitable business owners to serve each dispensary or cultivation center and our ability to arrange and oversee license applications; and

●	our ability to find parties that agree to purchase the real estate for which we enter into purchase agreements, so that we will not be required to purchase the property ourselves or forfeit our earnest money deposits.

The alternative medicine industry faces strong opposition.

It is believed by many that well-funded, significant businesses may have a strong economic opposition to the medical marijuana industry as currently formed. We believe that the pharmaceutical industry clearly does not want to cede control of any compound that could become a strong selling drug. For example, medical marijuana will likely adversely impact the existing market for Marinol, the current “marijuana pill” sold by mainstream pharmaceutical companies. Furthermore, the medical marijuana industry could face a material threat from the pharmaceutical industry should marijuana displace other drugs or simply encroach upon the pharmaceutical industry’s market share for compounds such as marijuana and its component parts. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical industry makes in halting or rolling back the medical marijuana movement could have a detrimental impact on the market for our products and thus on our business, operations and financial condition.

Marijuana remains illegal under federal law.

Marijuana remains illegal under federal law. It is a Schedule-I controlled substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana preempts state laws that legalize its use for medicinal purposes. Presently, despite federal law, many states are maintaining existing laws and passing new ones in this area. This may be because the Obama Administration has made a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law.

Regardless of the Trump Administration’s developing policies, the federal government may at any time choose to enforce the federal law, and, in the past, it has investigated medical marijuana businesses in the various states in which we intend to do business. Moreover, the election of President Trump and his new administration could introduce a less favorable policy. A change in the federal attitude towards enforcement could cripple the industry.

Although we do not market, sell, or produce marijuana or marijuana related products, there is a risk that we could be deemed to facilitate the selling or distribution of marijuana in violation of the federal Controlled Substances Act, or be deemed to be aiding or abetting, or being an accessory to, a violation of the Controlled Substances Act. Additionally, even if the Federal government does not prove a violation of the Controlled Substances Act, the federal government may seize, through civil asset forfeiture proceedings, certain Company assets, such as equipment, real estate, moneys and proceeds if the government can prove a substantial connection between these assets and marijuana distribution or cultivation.

Adverse actions taken by the federal government may lead to delays on our business operations, disruptions to our revenue streams, losses of assets, and substantial litigation expenses. Furthermore, the medical marijuana industry is our primary target market, and if this industry were unable to operate, we would lose the majority of our proposed potential clients, which would have a negative impact on our business, operations and financial condition.

We and people and businesses that we do business with may have difficulty accessing the service of banks, which may make it difficult for them to purchase our products and services.

As discussed above, the use of marijuana is illegal under federal law. Therefore, there is a compelling argument that banks cannot accept for deposit funds from the drug trade and therefore cannot do business with our future clients that traffic in marijuana, and clinic operators often have trouble finding a bank willing to accept their business. On February 14, 2014, the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) released guidance to banks “clarifying Bank Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to marijuana-related businesses.” In addition, U.S. Rep. Jared Polis (D-CO) has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana businesses. While these are positive developments, there can be no assurance this legislation will be successful, or that, even with the FinCEN guidance, banks will decide to do business with medical marijuana retailers, or that, in the absence of actual legislation, state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. The inability of potential clients in our target markets to open accounts and otherwise use the services of banks may make it difficult for such potential clients to engage our services and could materially harm our business.

We may have difficulty accessing bankruptcy courts.

As discussed above, the use of marijuana is illegal under federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in the marijuana or marijuana-related businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute marijuana assets as such action would violate the Controlled Substances Act. Therefore, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our business or our ability to obtain credit.

State and municipal governments in which we intend or seek to do business may have, or may adopt laws that adversely affect our ability to do business.

While the federal government has the right to regulate and criminalize marijuana, which it has in fact done, state and municipal governments may adopt additional laws and regulations that further criminalize or negatively affect marijuana businesses. States that currently have laws that decriminalize or legalize certain aspects of marijuana, such as medical marijuana, could in the future, reverse course and adopt new laws that further criminalize or negatively affect marijuana businesses. Additionally, municipal governments in these states may have laws that adversely affect marijuana businesses, even though there are no such laws at the state level. For example, municipal governments may have zoning laws that restrict where marijuana operations can be located and the manner and size of which they can expand and operate. These municipal laws, like the federal laws, may adversely affect our ability to do business, and adverse enforcement actions under these laws may lead to costly litigation and a closure of the businesses with which we intend to enter into contracts with and which could affect our own business. Moreover, if additional states do not adopt laws that legalize certain aspects of the marijuana industry, we may not be able to expand our business in the manner in which we prefer.

Also, given the complexity and rapid change of the federal, state and local laws pertaining to marijuana, the Company may incur substantial legal costs associated with complying with these laws and in acquiring the necessary state and local licenses required by our business endeavors. For example, some states permit entities to enter into joint venture relationships with individual license holders that provide for revenue sharing arrangements. In other states, revenue sharing is not permitted, and we accept fixed fees for our services. State and municipal governments may also limit the number of specialized licenses available or apply stringent compliance requirements necessary to maintain the license. These developments may limit our ability to expand our negatively affect our business model.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana laws and regulations are broad in scope and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our proposed sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition.

In addition, it is possible that regulations may be enacted in the future that will be directly applicable to us and our services. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. These potential effects could include, however, requirements for the revisions to our products to meet new standards, the recall or discontinuance of certain products, or additional record keeping and reporting requirements. Any or all of these requirements could have a material adverse effect on our business, financial condition, and results of operations.

Our officers and directors lack experience in operating a public company, which could prevent us from successfully implementing our business plan and impede our ability to earn revenue.

Our officers and directors lack experience in operating a public company. While they have experience in operating companies, their lack of experience in operating a public company could hinder their ability to successfully comply with the reporting and other requirements imposed on public companies. It is likely that our management’s inexperience with operating a public company will hinder our ability to earn revenue and comply with various reporting requirements. Each potential investor must carefully consider the lack of experience of our officers and directors before purchasing our common stock.

Our officer and directors may have conflicts in allocating their time to our business

Our officers and directors are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities including Mr. Vigil’s other business. Ms. Vigil’s current business is serving on various non-profit boards, therefore, we do not believe that she presently has any conflicts with us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated.

In an effort to resolve such potential conflicts of interest, our officers and sole director have agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Our sole director has significant control over us and we have not established committees comprised of independent directors.

We have only one director. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, since we only have one director, he has significant control over all corporate issues. We do not have an audit or compensation committee comprised of independent directors. Our sole director performs these functions and is not an independent director. Thus, there is a potential conflict in that our sole director is also engaged in management and participates in decisions concerning management compensation and audit issues that may affect management performance.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our director’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

We will rely upon consultants for web-development and the consultants may not complete the work within the set framework that is necessary to promote and recruit personnel effectively.

We are also dependent on a web consultant to further develop and expand our website to market our services. If the consultant does not fulfill his duties, we may have to find another consultant with specific expertise to develop our website, which will delay our ability to sell our consulting services according to our business plan.

We currently have a website (www.vigilantdiversifiedholdings.com) that we are in the process of further improving. We believe that it will help us attract customers. We intend to use the website as a promotional tool for recruiting potential customers for our services.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an “Emerging Growth Company” under The Jobs Act, we are permitted to rely on exemptions from certain disclosure requirements

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” on page 25 for a further discussion of this exemption.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

Investors may lose their entire investment if we fail to implement our business plan.

As a development-stage or startup enterprise that commenced operations in 2015, we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on June 30, 2015. We have a limited operations record, on which you can evaluate our business and prospects. As of the date of this Annual Report on Form 10K, we have had only limited start-up operations and have yet to generate revenues. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement, of which this prospectus is a part. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

Participation is subject to risks of investing in micro capitalization companies.

Micro capitalization companies generally have limited product lines, markets, market shares and financial resources. The securities of such companies, if traded in the public market, may trade less frequently and in more limited volume than those of more established companies. Additionally, in recent years, the stock market has experienced a high degree of price and volume volatility for the securities of micro capitalization companies. In particular, micro capitalization companies that trade in the over-the-counter markets have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We intend to enter into an agreement with a market maker to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTC Markets, which FINRA oversees. There can be no assurance that the market maker’s application will be accepted by FINRA. We cannot estimate the time period that the application will require for FINRA to approve it. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether

(i)	any market for our shares will develop;

(ii)	the prices at which our common stock will trade; or

(iii)	the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTC Markets, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC Markets), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTC Markets. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTC Markets), it is a necessity to process trades on the OTC Markets if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock would be subject to the penny stock restrictions. See “Plan of Distribution” and “Risk Factors.”

The trading of our securities, if any, will be in the over-the-counter market, which is commonly referred to as the OTC Markets as overseen by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

Our management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

There is currently no established public market for our common stock, and there can be no assurance that any established public market would develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

Vigil & Vigil Investments, LLC, a Colorado limited liability company owns 14,900,000 or 99.20% of our common stock as of December 31, 2015. Vigil & Vigil Investments, LLC is owned 40% by Todd W. L. Vigil, our director and chief executive officer and 60% by Diana Vigil, our vice president and secretary. As a result, it effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions as well as their compensation. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of us.

Our sole director has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of us.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article Nine provides for indemnification as follows: “Every person who was or is a party to, or is threatened to be made a party to, or is involved in any action, suit, or proceeding, whether civil, criminal, administrative, or investigative, by reason of the fact that he, or a person of whom he is the legal representative, is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as a Director or Officer of another Corporation, or as its representative in a partnership, joint venture, trust, or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the laws of the State of Nevada from time to time against all expenses, liability, and loss (including attorneys’ fees judgments, fines, and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Such right of indemnification shall be a contract right, which may be enforced in any manner desired by such person. The expenses of Officers and Directors incurred in defending a civil or criminal action, suit, or proceeding must be paid by the Corporation as they are incurred and in advance of the final disposition of the action, suit, or proceeding, upon receipt of an undertaking by or on behalf of the Director or Officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the Corporation. Such right of indemnification shall not be exclusive of any other right which such Directors, Officers, or representatives may have or hereafter acquire, and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any bylaw, agreement, vote of Stockholders, provision of law, or otherwise, as well as their rights under this Article. Without limiting the application of the foregoing, the Stockholders or Board of Directors may adopt bylaws from time to time with respect to indemnification, to provide at all times the fullest indemnification permitted by the laws of the State of Nevada, and may cause the Corporation to purchase and maintain insurance on behalf of any person who is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as a Director or Officer of another Corporation, or as its representative in a partnership, joint venture, trust, or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the Corporation would have the power to indemnify such person. The indemnification provided in this Article shall continue as to a person who has ceased to be a Director, Officer, Employee, or Agent, and shall inure to the benefit of the heirs, executors and administrators of such person.”

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

All of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

Except for the 156,000 shares registered pursuant to our registration statement, the remaining outstanding shares of common stock (15,000,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our sole director will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our sole director is not an independent director, we do not currently have independent audit or compensation committees. As a result, this sole director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it costlier or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement, November 12, 2015, we became subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our director, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited. We intend to file the Form 8A.

We will incur ongoing costs and expenses for SEC reporting and compliance; without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We intend to enter into an agreement with a market maker to have our registered shares quoted on the OTC Markets. To be eligible for quotation on the OTC Markets, issuers must remain current in their filings with the SEC. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTC Markets that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We hold no real property. We do not presently own any interests in real estate. Our executive, administrative and operating offices are located at 433 N. Camden Dr., Suite 600, Beverly Hills, CA 90210. We have a written lease with the landlord and rent space on a month-to-month basis at the rate of $149 per month. Our officers and director will work remotely from their homes and Diana Vigil will work from Denver, CO and intends to visit the Beverly Hills, CA office when necessary. Todd Vigil intends to continue spending approximately 1 week of every month working in Denver, CO.

Item 3. Legal Proceedings

We are not a party to any legal proceedings; however, we intend to file an action for binding mediation against Curved Rolling Papers, LLC and its management.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our common stock, and a public market may never develop. We intend to work with a market maker, to file an application with FINRA, so as to be able to quote the shares of our common stock on the OTC Markets overseen by FINRA. There can be no assurance as to whether such market maker’s application will be accepted by FINRA. We cannot estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

If we become able to have our shares of common stock quoted on the OTC Markets, we will then try, through a broker-dealer and its clearing firm, to become eligible with the DTC to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC Markets), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTC Markets). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTC Markets, it is a necessity to process trades on the OTC Markets if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

We do not have any common equity subject to outstanding options or warrants to purchase or securities convertible into our common equity. In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below.

If we have been a public reporting company under the Exchange Act for at least 90 days immediately before the sale, then at least six months must have elapsed since the shares were acquired from us or one of our affiliates, and we must remain current in our filings for an additional period of six months; in all other cases, at least one year must have elapsed since the shares were acquired from us or one of our affiliates.

The number of shares sold by such person within any three-month period cannot exceed the greater of:

●	1% of the total number of our common shares then outstanding; or

●	The average weekly trading volume of our common shares during the four calendar weeks preceding the date on which notice on Form 144 with respect to the sale is filed with the SEC (or, if Form 144 is not required to be filed, the four calendar weeks preceding the date the selling broker receives the sell order) This condition is not currently available to the Company because its securities do not trade on a recognized exchange.

Conditions relating to the manner of sale, notice requirements (filing of Form 144 with the SEC) and the availability of public information about us must also be satisfied.

Except for the 156,000 shares of our common stock that were sold pursuant to our effective registration statement, 15,000,000 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

1.	the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2.	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

3.	the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and

4.	at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we do not believe was are classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act.

Current Public Information

In general, for sales by affiliates and non-affiliates, the satisfaction of the current public information requirement depends on whether we are a public reporting company under the Exchange Act:

●	If we have been a public reporting company for at least 90 days immediately before the sale, then the current public information requirement is satisfied if we have filed all periodic reports (other than Form 8-K) required to be filed under the Exchange Act during the 12 months immediately before the sale (or such shorter period as we have been required to file those reports).

●	If we have not been a public reporting company for at least 90 days immediately before the sale, then the requirement is satisfied if specified types of basic information about us (including our business, management and our financial condition and results of operations) are publicly available.

However, no assurance can be given as to:

●	the likelihood of a market for our common shares developing,

●	the liquidity of any such market,

●	the ability of the shareholders to sell the shares, or

●	the prices that shareholders may obtain for any of the shares.

No prediction can be made as to the effect, if any, that future sales of shares or the availability of shares for future sale will have on the market price prevailing from time to time. Sales of substantial amounts of our common shares, or the perception that such sales could occur, may adversely affect prevailing market prices of the common shares.

Common Stock Currently Outstanding

We had 15,156,000 and 15,020,000 shares of our common stock outstanding as of December 31, 2016 and 2015, respectively.

Holders

As of December 31, 2016 and 2015, we had 3 and 24 stockholders of record, respectively. As of the date of this Report, we had 22 stockholders of record of our common stock and 2 stockholders of record of our Series A preferred stock.

Dividends

We have not declared any cash dividends on our common stock or preferred stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as our Director deems relevant.

Transfer Agent

We do not have a transfer agent but intend to enter into an agreement with one to be our independent stock transfer agent.

Recent Sales of Unregistered Securities

From January 1, 2016 to May 11, 2016, we sold 136,000 shares of our common stock at a price of $0.25 per share for $34,000 in cash. From January 1, 2016 to June 30, 2016, we sold 540,000 shares of our Series A preferred stock at a price of $0.25 per share for $135,000 in cash in a transaction that was exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying financial statements.

In this Annual Report on Form 10-K, “Company,” “the Company,” “us,” and “our” refer to Vigilant Diversified Holdings , Inc., a Nevada corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2015 and our results of operations for the period from June 30, 2015 (inception) through December 31, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of December 31, 2015, we had $134,751 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2015, the Company has $14,700 in accounts payable and $136,885 in related party advances. In 2016, we raised $135,000 from the issuance of preferred stock and $34,000 from the issuance of common stock.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2016 together with notes thereto, which are included in this Annual Report on Form 10-K.

For the period from June 30, 2015 (inception) through December 31, 2015

Revenues. We did not have any revenues for the period from June 30, 2015 (inception) through December 31, 2015.

Operating expenses. Operating expenses include general and administrative expenses, stock-based compensation, Edgar filing fees and professional fees. In total, operating expenses were $113,636 for the period from June 30, 2015 (inception) through December 31, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses were $11,646 for the period from June 30, 2015 (inception) through December 31, 2015.

●	Stock-based compensation was $1,500 for the period from June 30, 2015 (inception) through December 31, 2015. The amount is attributable to the stock-based compensation to our founders at our formation for services rendered at par value.

●	Edgar filing fees were $6,000 for the period from June 30, 2015 (inception) through December 31, 2015. This is due the flat fee pricing by our Edgar Agent.

●	Professional fees were $94,490 for the period from June 30, 2015 (inception) through December 31, 2015. The is due to $53,677 in legal fees, $26,300 in consulting fees and $14,514 in accounting fees.

Net Loss. Our net loss was $113,636 for the period from June 30, 2015 (inception) through December 31, 2015. The loss is attributable to our operating expenses as set forth above.

Liquidity and Capital Resources. In June 2015, we issued 15,000,000 common shares at $0.0001 per share, to our founders for $1,500 in services rendered. In December 2015, we issued 20,000 shares of our common stock for $0.25 per share for $5,000 in cash and received $100,000 in proceeds in advance for the sale of our Series A convertible preferred stock.

Our total assets are 137,751 as of December 31, 2015, consisting of $134,751 in cash and $3,000 in prepaid expenses. Our working capital deficit was $13,834 as of December 31, 2015.

Our total liabilities as of December 31, 2015 are $151,585, which consist of $14,700 in accounts payable and $136,885 in related party advances.

As of December 31, 2015, out total stockholders’ deficit is $13,834 and our accumulated deficit is $113,636.

We had $100,436 in cash used by operating activities, which consisted of $113,636 in net loss offset by $1,500 in stock-based compensation and $14,700 accounts payable and increased by $3,000 in prepaid expense.

We had no cash used by investing activities for the year ended December 31, 2015.

We had $235,187 in cash provided by financing activities for the year ended December 31, 2015, which consisted of $136,885 in related party advances, $100,000 proceeds received in advance for our Series A convertible preferred stock and $5,000 from the issuance of our common stock.

We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2015.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and startup costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2015.

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

We intend to file for binding mediation against Curved and its owners, in the State of New York, for rescission of the Agreement to return of its $100,000 investment in Curved. Our decision to file for binding mediation is in response to the Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing, but declining to return any of the 100,000 we invested in it. We intend to continue to vigorously pursuing return of its $100,000.

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

Description	Amount
Expenses
SEC reporting and compliance	$40,000
Establishing and office	3,500
Website expansion	5,000
Marketing and advertising	70,000
Advances to independent contractors	36,000
Other expenses	45,500
Total	$200,000

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

VIGILANT DIVERSIFIED HOLDINGS, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Vigilant Diversified Holdings, Inc.

We have audited the accompanying balance sheet of Vigilant Diversified Holdings, Inc. (the “Company”) as at December 31, 2015 and the related statement of operations, stockholders’ deficit and cash flows for the period from June 30, 2015 (inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2015 and the results of its operations and its cash flows for the period from June 30, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

March 27, 2017

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Balance Sheet

December 31, 2015

ASSETS
Current Assets
Cash	$134,751
Prepaid expense	3,000

TOTAL ASSETS	$137,751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	14,700
Related party advances	136,885

TOTAL LIABILITIES	151,585

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 15,020,000 issued and outstanding on December 31, 2015	1,502
Additional paid-in capital	(1,700)
Stock proceeds received	100,000
Accumulated deficit	(113,636)
TOTAL STOCKHOLDERS’ DEFICIT	(13,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$137,751

The accompanying notes are an integral part of these audited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statement of Operations

For the period from June 30, 2015 (inception) through December 31, 2015
EXPENSES
General and administrative expenses	$11,646
Stock-based compensation	1,500
Edgar filing fees	6,000
Professional fees	94,490

TOTAL EXPENSES	113,636

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	$(113,636)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,001,087

The accompanying notes are an integral part of these audited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statement of Stockholders’ Deficit

For the period from June 30, 2015 (inception) to December 31, 2015

	Common Stock		Preferred Stock		Additional Paid-In	Stock Proceeds	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Deficit
Balance, June 30, 2015 (inception)	-	$-	-	$-	$-	$-	$-	$-
Founders’ stock issued at inception	15,000,000	1,500	-	-	-	-	-	1,500
Common stock issued for cash	20,000	2	-	-	4,998	-	-	5,000
Preferred stock subscriptions received	-	-	-	-	-	100,000	-	100,000
Stock issuance costs		-	-	-	(6,698)	-	-	(6,698)
Net loss	-	-	-	-	-	-	(113,636)	(113,636)
Balance, December 31, 2015	15,020,000	$1,502	-	$-	$(1,700)	$100,000	$(113,636)	$(13,834)

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statement of Cash Flows

For the period from June 30, 2015 (inception) through December 31, 2015
OPERATING ACTIVITIES:
Net Loss	$(113,636)
Adjustments to reconcile net loss to net cash provided by operations:
Stock-based compensation	1,500
Changes in operating assets and liabilities:
Prepaid expense	(3,000)
Accounts payable and accrued liabilities	14,700
Net cash used by Operating Activities	(100,436)

FINANCING ACTIVITIES:
Advanced from related parties	136,885
Stock proceeds received in advance	100,000
Issuance of common stock	5,000
Stock issuance costs	(6,698)
Net cash provided by Financing Activities	235,187

Net cash (decrease) increase	134,751
Cash, beginning	-

Cash, ending	$134,751

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Financial Statements

For the period from June 30, 2015 (inception) to December 31, 2015

NOTE 1 - NATURE OF BUSINESS

Vigilant Diversified Holdings Inc. (the “Company”) was incorporated under the laws of the state of Nevada on June 30, 2015. The Company has limited operations and is developing a business plan to consult with companies involved in the cannabis industry in the United States. To date, its business activities have been limited to organizational matters, developing a website and refining its business plan.

Going concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has not yet established a source of revenue to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds, and/or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with US GAAP, and are presented in United States dollars.

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Income Taxes

Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Loss per Share

The Company’s basic loss per share are calculated by dividing its net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings loss per share is calculated by dividing its net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, prepaid expense, investments, accounts payable and accrued liabilities, related party advances and stock proceeds received. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

Long term Investments

The Company’s investment in an entity where it is a minority owner and does not have the ability to exercise significant influence is recorded at fair value if readily determinable. If the fair market value is not readily determinable, the investment is recorded under the cost-method. Under this method, the Company’s share of the earnings or losses of such investee company is not included in the Company’s financial statements. The Company reviews the carrying value of its long term investments for impairment each reporting period.

Stock Based Compensation

For equity awards, such as stock options, total compensation cost is based on the grant date fair value and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. The company recognizes stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3–RELATED PARTY TRANSACTIONS

The amounts due to related parties are as follows:

December 31, 2015
Chief Executive Officer (“CEO”) of the Company	$389
A company controlled by the CEO	136,496
Total	$136,885

During the year ended December 31, 2015, a company controlled by the CEO of the Company advanced $48,675 to the Company to pay for professional fees.

During the year ended December 31, 2015, the Company issued 14,900,000 founders’ shares at $0.0001 per share for formation services to a company controlled by the CEO of the Company.

NOTE 4–STOCKHOLDERS’ DEFICIT

Common shares

The Company is authorized to issue 100,000,000 common stock with par value of $0.0001 per share.

During the year ended December 31, 2015, the following common stock transactions occurred:

On June 30, 2015, the Company issued 15,000,000 shares of common stock for services rendered in its formation at a price of $0.0001 per share, for $1,500.

On December 21, 2015, the Company issued 20,000 shares of common stock at $0.25 per share, for $5,000.

Preferred shares

The Company is authorized to issue 10,000,000 preferred stock with par value of $0.0001 per share. The Company may divide the preferred stock into any number of series and designate the number of shares for each series.

During the year ended December 31, 2015, there were no preferred stock transactions that occurred. However, as at December 31, 2015, the Company was holding $100,000 in trust for proceeds received from a Series A Preferred Stock subscription, which was subsequently issued on January 17, 2016.

NOTE 5–INCOME TAXES

A reconciliation of the expected income tax recovery to the actual income tax recovery is as follows:

2015
Net loss	$(113,636)
Statutory tax rate	34%
Expected income tax recovery at statutory rate	(38,636)
Non-deductible expenditures	753
Share issue costs	774
Other	(774)
Change in unrecognized deferred assets	37,883
Total income tax expense	$-

The Company has the following deductible temporary differences:

2015
Deferred income tax assets (liabilities):
Share issuance costs	$(455)
Non-capital loss carry-forward	38,338
Total deferred income tax assets	37,883
Less: Valuation allowance	(37,883)
Net deferred income tax asset	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As at December 31, 2015, the Company has non-capital losses of approximately $113,000, which will expire in 2035.

NOTE 6–SUBSEQUENT EVENTS

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

In May 2016, Curved notified the Company that it was transferring its assets to a new entity and discontinuing Curved, thus, nullifying the Company’s investment. Curved failed to provide the Company with certificates evidencing the Company’s membership interest in Curved and have declined to return any of the Company’s investment. As such, the investment was recognized as a loss on the statement of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2015.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2015. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our director serves until his successor is elected and qualified. Our director elects our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Todd W. L. Vigil	52	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Diana Vigil	75	Vice President & Secretary

The persons named above have held their offices/positions since June 30, 2015, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders on March 31, 2018.

Mr. Todd W. L. Vigil, Chairman, President, Chief Executive Officer, and Chief Financial Officer

Todd W. L. Vigil is our Chairman, Chief Executive Officer, and Chief Financial Officer and has served in that capacity since June 30, 2015. Mr. Vigil is a senior investment management executive, and C-level management executive, with over 25 years of significant experience.

From December 2012 to December 2014, Mr. Vigil was an engagement partner with Growthink, Inc., a management consulting and investment banking firm with offices in Los Angeles and New York. In his capacity as an engagement partner, Mr. Vigil managed 3-5 professionals on the firm’s consulting projects, which included identifying and pursuing new opportunities, developing business plans and pro forma financials, advising on raising capital, strategic partnerships and alliances, building marketing and growth strategies and developing and executing exit strategies.

From March 2000 to June 30, 2015, Mr. Vigil was the founder and CEO of Vigilant Enterprises, Inc., a Los Angeles and Denver-based management consulting & investment banking consulting firm that specializes in establishing, developing, and/or facilitating early and expansionary-stage entities and departments for its own companies and on behalf of other companies. Vigilant Enterprises founded, co-founded, and operated 4 companies and provides management, financial and consulting services to its clients.

During his tenure at Vigilant Enterprises, from October 2007 to May 2008, Mr. Vigil was the co-founder, CEO and interim CFO of American Energy Resources, LLC, a Denver-based oil & and gas exploration and drilling company. Mr. Vigil was responsible for conducting industry research, developing its business plan and financials. Mr. Vigil also assisted the other co-founder with the firm’s capital market efforts.

Prior to this, from January 2005 to September 2007, Mr. Vigil was a member of, and professional proprietary stock trader with, Bright Trading, LLC, one of the largest stock trading firms, which was formed in 1992 utilizing Goldman Sachs’ trading platform. Mr. Vigil utilized a statistical arbitrage stock trading strategy and was approved to use BT’s capital to trade at a leverage ratio of up to 25-to-1 on his own capital.

Previously, from May 1996 to February 2000, Mr. Vigil served as an Investment Committee Member and Director of North American Investments at Ladas and Hulings, Inc., an investment management company serving both institutional and individual clients, with peak assets in excess of $270 million under management. During his tenure at Ladas and Hulings, it was ranked among the top 5 International Equity Money Managers in Nelson’s “World’s Best Money Managers,” under its ‘Nelson’s “Top 20” Money Managers - 10 year returns’ category. Also, while there, Mr. Vigil was one of only two managers to assigned by Ladas and Hulings to manage the assets of Benjamin Graham’s original Fund. This places Mr. Vigil in the professional “Family Tree” that also includes fellow Graham disciples, such as the portfolio managers running Berkshire Hathaway (Warren Buffett), the Sequoia Fund, and Tweedy, Browne Co.

From July 1993 to April 1996, before catching the attention of, and eventually joining, Ladas and Hulings, Inc., Mr. Vigil was the Founder, CEO, and CIO (Chief Investment Officer) of Vigil Capital Management, L.P., an investment management company in the hedge fund Industry. Vigil Capital Management achieved a performance ranking of #3 worldwide in 1994, by Stark Research, Inc.

From June 1987 to November 1990, Mr. Vigil began his professional career as a securities and futures broker at Merrill Lynch, Pierce, Fenner& Smith, Inc. (now Merrill Lynch & Co., Inc.) and then, from November 1990 to July 1993, was employed at PaineWebber, Inc. (now UBS), where he was a member of its Managed Futures Asset Management Team.

In May 2011, Mr. Vigil was approved to join the list of arbitrators for the Financial Industry Regulatory Authority (FINRA), the largest regulator for all securities firms doing business in the United States; and the National Futures Association (NFA), the industry-wide regulatory organization for the U.S. futures industry.

Mr. Vigil graduated with a Bachelor of Science degree in Public Administration from The University of Arizona, where he was also a Statistics Tutor. Mr. Vigil has been a member of the California CEO Forum, California Capital Summit, Rockies Venture Club of Colorado, Stealthmode Partners and CEO/Founder of Roundtable of Arizona.

Mr. Vigil passed each of the required examinations and previously held the “Series 7 General Securities license”, the “Series 63 Uniform Securities Agent State Law license”, and the “Series 3 Commodities and Futures contracts license”. Mr. Vigil also has numerous Board of Director positions, and Executive Advisory Board Member positions, to his credit.

Mr. Diana Vigil, Vice President & Secretary

Diana Vigil is our Vice President & Secretary, and has served in this capacity since June 30, 2015. Ms. Vigil has over 30 years of experience and has been active in development, advertising, and public relations on a local and national basis.

From September 1998 to March 2014, Ms. Vigil was the Founder and President of dTs & Associates, in Denver, Colorado. There, she led dTs & Associates in offering a full range of services to clients. Of note, Ms. Vigil developed and implemented public relation campaigns for Clients. This included both print and electronic media, issuing news releases, arranging press conferences, and appearing on radio and television talk shows; developing feature stories and securing television coverage. The firm was dedicated to fully utilizing its experience and creativity for achieving success for its clients in the profit and non-profit sector.

●	During the past five years, Ms. Vigil’s community service involvement includes:

●	Friends of Painting and Sculpture, The Denver Art Museum. Serves on the Program Committee, from March 2015 to Present.

●	The Spirituals Project, (not-for-profit), from February 2014 to Present. Serves as a member of the Board of Directors in the capacity of Treasurer and Chair of Finance Committee.

●	Denver Center for International Studies Schools (DCIS), Denver Public Schools, from June 2002 to May 2014, served as Chair of the Development Committee; member of the Board of Directors, President of the Board of Directors, Chair of Special Events, such as the Spring Luncheon and Dinner Gala.

●	Marcia Johnson for Denver City Council, from 2006 - 2007, first campaign; from 2010-2011, campaign for 2nd term. Served as Campaign Chair and Finance Chair, respectively.

Previously, she was a founding partner of GallowayVigil and Associates, Inc., a Denver-based advertising firm. During that time, she was directly responsible for successfully carrying out a two-year, national marketing campaign for the Adolph Coors Company (now MillerCoors). The firm also implemented a fund-raising campaign for the University of Colorado Graduate School of Public Affairs, which resulted in the creation of the Wirth Chair.

Ms. Vigil was also directly responsible for successfully creating and implementing a $6 million capital campaign, marketing and public relations effort to build the new Temple Buell Theatre, and complete the Denver Performing Arts Complex - the second largest theatre complex in the nation. Ms. Vigil also directed a $3 million capital campaign resulting in a four building campus for a private school at the former Lowry Air Force Base in Colorado.

Ms. Vigil earned a Bachelor of Arts Degree from the University of Colorado in Cultural Anthropology. She is an alumna of the University of Colorado, “Rocky Mountain Leadership Program, Graduate School of Public Affairs,” and an alumna of the Denver Chamber of Commerce “Leadership Denver Program,” Class of 1982.

Possible Potential Conflicts

The OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

While no member of management will be required by us to work on a full-time basis, Mr. Vigil does not intend to devote any time to any of his prior business entities. Accordingly, while certain conflicts of interest may arise between us and our officer and director in that he may have other business interests in the future to which he may devote his attention, and he may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us. Vigilant Enterprises, Inc., Mr. Vigil’s other entity, provided general business consulting, business plans and operational strategies to its clients when it was active.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Currently we have two officers and one director and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Code of Business Conduct and Ethics

On June 30, 2015, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

●	compliance with applicable laws, rules and regulations,

●	the prompt reporting violation of the code, and

●	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our registration statement.

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our director’s term of office expires on March 31, 2018. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

(1)	had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

i.	acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of a federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

(5)	was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” hereinafter.

We will reimburse all directors for any expenses incurred in attending directors’ meetings if we have the resources to pay these fees. We will consider applying for officers and directors’ liability insurance at such time when we have the resources to do so.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the period from June 30, 2015 (inception) to December 31, 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Todd W. L. Vigil, CEO, CFO and Director(1)	2015	-	-	-	-	-	-	-	-

Diana Vigil, Vice President & Secretary(1)	2015	-	-	-	-	-	-	-	-

We currently do not have any formal employment arrangement with Mr. Vigil or Ms. Vigil. Mr. Vigil and Ms. Vigil’s compensation has not been fixed or based on any percentage calculations. Mr. Vigil and Ms. Vigil will make all decisions determining the amount and timing of their compensation and, for the immediate future, will not receive any compensation. The Company’s board will formalize Mr. Vigil’s compensation amount if his annual compensation exceeds $50,000.

(1) Vigil & Vigil Investments, LLC, a Colorado limited liability company, which is 40% owned by Todd Vigil and 60% by Diana Vigil, received 14,900,000 shares of our common stock for organizational services, which Todd Vigil, our sole director valued at $0.0001 per share, or $1,490, for preformation efforts. We do not intend on issuing any additional shares to Vigil &Vigil Investments, LLC for organizational services or for Mr. Vigil’s activities as a director.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during the period from June 30, 2015 (inception) through December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Report, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of December 31, 2015, we had 15,020,000 shares of common stock outstanding, which is held by 3 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Vigil & Vigil Investments, LLC 2800 S. University Boulevard, Unit 59, Denver, CO 80210	14,900,000	99.20%

	All Officers and Directors as a Group (2 persons)	14,900,000	99.20%

(1)	Diana Vigil has dispositive voting power over the shares owned by Vigil &Vigil Investments, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Vigil, our chairman, chief executive officer, and chief financial officer, and Ms. Vigil, our vice president and secretary.

Our office and mailing address is 433 N. Camden Dr., Suite 600, Beverly Hills, CA 90210.

On June 30, 2015, we issued 14,900,000 shares of our common stock to Vigil & Vigil Investments, LLC, a Colorado limited liability company, which is 100% owned by Todd Vigil and Diana Vigil. We also issued 100,000 shares to Jonathan McDermott, our other initial shareholder. These shares were issued in exchange for services our board of directors valued at $1,490 and $10, respectively or $0.0001 per share.

Our officers and sole director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. During other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented.

To resolve such potential conflicts of interest, our officers and directors have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Regarding any future related party transaction, we plan to fully disclose all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses where required;

●	disclose in all filings with the Securities and Exchange Commission, where required;

●	obtain disinterested directors’ consent; and

●	obtain shareholder consent where required.

Item 14. Principal Accountant Fees and Services.

During the last fiscal year, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended December 31, 2015, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2015.

Year ended December 31, 2015

Audit Fees	$4,500
Audit-Related Fees	$-
Tax Fees	$-
All Other Fees	$6,339

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this Annual Report, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits

3.1*	Articles of Incorporation

3.2*	Bylaws

10.1*	Material Agreement

14.1*	Code of Ethics

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
_______________________________
101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Previously filed

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGILANT DIVERSIFIED HOLDINGS , INC.

April 11, 2017	/s/ Todd W.L. Vigil
Todd W.L. Vigil
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 11, 2017	/s/ Todd W.L. Vigil
Todd W.L. Vigil
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

