Form 10-Q
period 2016-03-31
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2017-04-12
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

Yes [X] No [  ]

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)

ASSETS
Current Assets
Cash	$77,438	$134,751
Prepaid expenses	8,000	3,000

TOTAL ASSETS	$85,438	$137,751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Accounts payable and accrued liabilities	17,700	14,700
Related party advances	136,885	136,885

TOTAL LIABILITIES	154,585	151,585

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 10,000,000 preferred shares, $0.0001 par, 4,000,000 designated to Series A Preferred Stock, 540,000 and none issued and outstanding on March 31, 2016 and December 31, 2015	54	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 15,084,000 and 15,020,000 issued and outstanding on March 31, 2016 and December 31, 2015	1,508	1,502
Additional paid-in capital	149,240	(1,700)
Stock proceeds received	-	100,000
Accumulated Deficit	(219,949)	(113,636)
TOTAL STOCKHOLDERS’ DEFICIT	(69,147)	(13,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$85,438	$137,751

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statement of Operations

For the three months ended March 31, 2016 (Unaudited)
EXPENSES
General and administrative expenses	$3,313
Professional fees	3,000

TOTAL EXPENSES	6,313

LOSS BEFORE OTHER ITEMS	(6,313)
OTHER EXPENSE
Loss on investment	(100,000)

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	$(106,313)

NET LOSS PER COMMON SHARE	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,049,878

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Stockholders’ Deficit

								Total
	Common Stock		Preferred Stock		Additional Paid-In	Stock Proceeds	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Deficit
Balance, June 30, 2015 (inception)	-	$-	-	$-	$-	$-	$-	$-
Founders’ stock issued at inception	15,000,000	1,500	-	-	-	-	-	1,500
Common stock issued for cash	20,000	2	-	-	4,998	-	-	5,000
Preferred stock subscriptions received	-	-	-	-	-	100,000	-	100,000
Stock issuance costs	-	-	-	-	(6,698)	-	-	(6,698)
Net loss	-	-	-	-	-	-	(113,636)	(113,636)
Balance, December 31, 2015	15,020,000	$1,502	-	$-	$(1,700)	$100,000	$(113,636)	$(13,834)
Preferred stock issued for cash	-	-	540,000	54	134,946	(100,000)	-	35,000
Common stock issued for cash	64,000	6	-	-	15,994	-	-	16,000
Net loss	-	-	-	-	-	-	(106,313)	(106,313)
Balance, March 31, 2016	15,084,000	$1,508	540,000	$54	$149,240	$-	$(219,949)	$(69,147)

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Cash Flows

For the three months ended March 31, 2016 (Unaudited)
OPERATING ACTIVITIES:
Net Loss	$(106,313)
Adjustments to reconcile net income to net cash used in operations:
Loss on investment	100,000
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)
Accounts payable and accrued liabilities	3,000
Net cash used in Operating Activities	(8,313)

INVESTING ACTIVITIES:
Investment in limited liability company	(100,000)
Net cash used in Investing Activities	(100,000)

FINANCING ACTIVITIES:
Issuance of common stock	16,000
Issuance of preferred stock	35,000
Net cash provided by Financing Activities	51,000

Net cash decrease for period	(57,313)
Cash, beginning	134,751

Cash, ending	$77,438

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Financial Statements

March 31, 2016

NOTE 1-NATURE OF BUSINESS

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

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in the Company’s report on Form 10-K.

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

NOTE 2–RELATED PARTY TRANSACTIONS

The amounts due to related parties are as follows:

	March 31, 2016	December 31, 2015
Chief Executive Officer (“CEO”) of the Company	$389	$389
A company controlled by the CEO	136,496	136,496
Total	$136,885	$136,885

During the three months ended March 31, 2016, there were no related party transactions.

NOTE 3–STOCKHOLDERS’ DEFICIT

Common shares

During the three months ended March 31, 2016, the Company issued 64,000 common shares at $0.25 per share for proceeds of $16,000.

Preferred shares

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

During the three months ended March 31, 2016, the following preferred stock transactions occurred:

On January 17, 2016, the Company issued 400,000 Series A Preferred Stock at $0.25 per share for $100,000. The Company has yet to convert these preferred shares and the preferred shareholder’s percent ownership of the Company’s common stock has not diluted.

On February 25, 2016, the Company issued 140,000 Series A Preferred Stock at $0.25 per share for $35,000. The Company has yet to convert these preferred shares and the preferred shareholder’s percent ownership of the Company’s common stock has not diluted.

NOTE 4–LOSS ON INVESTMENT

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

NOTE 5 –SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company issued 72,000 common shares at $0.25 per share for proceeds of $18,000.

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

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our services, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

●	the risks of a start-up company;
●	management’s plans, objectives and budgets for its future operations and future economic performance;
●	capital budget and future capital requirements;
●	meeting future capital needs;
●	our dependence on management and the need to recruit additional personnel;
●	limited trading for our common stock, if listed or quoted
●	the level of future expenditures;
●	impact of recent accounting pronouncements;
●	the outcome of regulatory and litigation matters; and
●	the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
●	those described in the context of such forward-looking statements;
●	the impact of competitive products and pricing;
●	the political, social and economic climate in which we conduct operations; and
●	the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Registration Statement on Form S-1 (SEC File No. 333-206963).

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

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

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Vigilant Diversified Holdings, Inc., a Delaware corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We are a newly formed company that commenced operations on June 30, 2015. From June 30, 2015 until January 4, 2016, our activities were limited to organizational and business development activities. We are a consulting company that intends to assist companies that are involved in various aspects of the cannabis industry by providing consulting services focused on providing administrative and regulatory support functions. We also intend to market our services to other industries. Our mission is to assist management with services designed to keep them focused on their core business ideas while provide the administrative support such as bookkeeping, payroll, website development and marketing strategies. We intend to use the Internet as well as the services of an independent sales representative to market our services to start-up companies in California and Colorado with our initial efforts focused in Denver. We also intend to market to service professionals. We have had limited operations and have limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from June 30, 2015 to January 4, 2016, were devoted primarily to start-up, development and operational activities, which included:

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

We intend to file for binding mediation against Curved and its owners, in the State of New York, for rescission of the Agreement to return of our $100,000 investment in Curved. Our decision to file a lawsuit is in response to Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing and declining to return any of the 100,000 we invested in Curved. We intend to continue vigorously pursuing return of our $100,000.

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

As of March 31, 2016, we had $77,438 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock and proceeds from our public offering. As of March 31, 2016, the Company has $17,700 in accounts payable and accrued liabilities and $136,885 in related party advances.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2016, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2016

Revenues. We did not have any revenues for the three months ended March 31, 2016.

Operating expenses. Operating expenses included general and administrative expenses. In total, operating expenses were $6,313 for the three months ended March 31, 2016. The components of operating expenses are discussed below.

●	General and administrative expenses were $3,313, which is attributable to $2,107 in travel and entertainment, $459 in rent expense, and $747 in miscellaneous expenses
●	Professional fees were $3,000, which is attributable to the accounting fee accrual.

Net Loss. Our net loss was $106,313 for the three months ended March 31, 2016.

Liquidity and Capital Resources. For the three-months ended March 31, 2016, we issued shares for 64,000 shares of our common stock at a price of $0.25 per share for $16,000. We also issued 540,000 shares of our Series A convertible preferred stock at a price of $0.25 per share for $135,000. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $85,438 as of March 31, 2016, consisting of $77,438 in cash and $8,000 in prepaid expenses.. Our working capital deficit was $69,147 as of March 31, 2016.

As of March 31, 2016, our total liabilities are $154,585 consisting of $17,700 in accounts payable and accrued liabilities and $136,885 in related party advances.

As of March 31, 2016, our total stockholders’ deficit was $69,147 and we had an accumulated deficit of $219,949.

We had $8,313 in net cash used in operating activities for the three months ended March 31, 2016, which included $106,313 in net loss, which amount was increased by $5,000 in prepaid expenses and was offset by $100,000 loss on investment and by $3,000 in accounts payable.

We had $100,000 in cash used by investing activities for the three months ended March 31, 2016.

We had $51,000 in cash provided by financing activities the three months ended March 31, 2016.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2016.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three-months ended March 31, 2016.

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

We intend to file suit against Curved and its owners, in the United States District Court for the Central District of New York, for rescission of the Agreement to return of its $100,000 investment in Curved. Our decision to file a lawsuit is in response to the Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing, but declining to return any of the $100,000 we invested in it. We intend to continue vigorously pursuing return of its $100,000.

On January 12, 2016, we amended our Articles of Incorporation to authorize up to 4,000,000 shares of a Series A Convertible Preferred Stock (the “Series A Stock”) issuable at $0.25 per share and convertible into its common stock on a 1 for 1 basis. On January 17, 2016, we sold 400,000 shares of its Series A Stock for $100,000 in cash. On February 25, 2016, we sold 140,000 of its Series A Stock for $35,000 in cash. These offerings were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

We may conduct limited research and development of additional services to offer. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Upon completion of our public offering, our specific goal is to offer consulting services to start-ups and development stage companies. Our plan of operations is as follows:

Raise Working Capital

We intend to concentrate our efforts on raising capital to provide the necessary working capital for our operations. Our operations will be limited due to the limited funds on hand. Our plan of operations is as follows:

Establish our Office

Time Frame: 1st- 3rd months.

Material costs: minimum $2,500.

Upon completion of the offering we plan to set up a physical office in Beverly Hills, CA where we currently operate from a virtual office. We then intend to acquire the necessary equipment to continue operations. We plan to purchase or lease office equipment such as PC, telephones, fax, office supplies and furniture. Our officer and director, Todd W. L. Vigil, will take care of our initial administrative duties. We believe that it will cost at least $2,500 to set up office and obtain the necessary equipment and stationery to continue operations. If we sell 75% of the shares offered, we will buy better equipment with advanced features that will cost us approximately $500 more. In this case, set up costs will be approximately $3,000. In the event we sell all of the shares offered we will buy additional and more advanced equipment that will help us in everyday operations; therefore, the office set up costs will be approximately $3,500. Diana Vigil intends to continue working from Denver, Colorado and will also work out of the office in Beverly Hills, CA, when necessary. Todd Vigil plans to work approximately one week per month in Denver, Colorado.

Expand Our Website

Time Frame: 3rd-6th months.

Material costs: $3,000-$5,000.

When our office is set up, we intend to begin expanding our website. Our officer and director, Todd W. L. Vigil, will be in charge of overseeing the expansion of our website and the services we intend to offer. We have identified and secured the domain name www.vigilantdiversifiedholdings.com. We intend to hire a web designer to help us with the expansion and functionality of our website. We do not have any written agreements with any web designers at current time. The website expansion costs, including enhanced site design and implementation will be approximately $3,000. If we sell 75% of the shares offered and/or all of the shares offered we will develop more sophisticated and well-designed web site, therefore developing cost will be $4,000 and $5,000 accordingly. Updating and improving our website will continue throughout the lifetime of our operations.

Negotiate agreements with potential referral sources and customers

Time Frame: 6th-12th months.

No material costs.

Once our website is operational, we will contact and start negotiation with potential customers and referral sources. We will negotiate terms and conditions of collaboration. At the beginning, we plan to focus primarily on Colorado and California based cannabis companies as well as their advisors such as attorneys and accountants. We do not expect to compensate any referral sources and will offer reciprocal referrals to any source that is willing to refer us clients. Then we plan to expand our target market to other service providers and investment professionals such as brokers and investment bankers. This activity will be ongoing throughout our operations. Even though the negotiation with potential customers and referral sources will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail and we will have to cease our operations. We do not expect to enter into formal written agreements with our referral sources and intend for these agreements to be oral. We intend to enter into consulting agreements with our clients that will set forth the scope of services we agree to with these clients and provide for the hourly, contingent or flat rate billing arrangements.

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

Commence Marketing Campaign

Time Frame: 6th - 12th months.

Material costs: $20,000-$80,000.

At the same time as we start negotiation process with potential customers and our website is operational, we will begin to market our services. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in the cannabis industry to showcase our services with a view to find new customers. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use Internet promotion tools on Facebook and Twitter to advertise our services. We intend to spend from $20,000-$80,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations. Our campaign will consist of soliciting clients by offering to provide administrative support to management with an emphasis on relieving management from the details of administrative paperwork so they can focus on their creative efforts.

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

Hire a Salesperson or Independent Contractors

Time Frame: 8th-12th months.

Material costs: $12,000-36,000.

If we raise at least $150,000, then we intend to hire one salesperson with good knowledge and broad connections in the consulting industry to introduce our services. The salesperson’s job would be to find new potential clients, and to set up agreements with customers and referral sources to engage our services. The negotiation of additional agreements with potential customers will be ongoing during the life of our operations.

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

If we do not raise additional working capital, our cash reserves will be not sufficient to meet our obligations for the next twelve-month period. We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $50,000 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from Vigil & Vigil Investments, LLC or our officer and sole director or our other officer. Vigilant Diversified Holdings, Inc., a Colorado corporation, has already advance us $136,866, to meet our obligations for this Offering and complete our 12-months business plan. However, it has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. In the event that we raise less than $200,000, we will reduce the money we intend to allocate to marketing and other expenses.

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

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2016.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

