Form 10-Q
period 2016-06-30
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2017-04-12
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-206963

Vigilant Diversified Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	47-4543540 (I.R.S. Employer Identification No.)

433 N. Camden Dr., Suite 600 Beverly Hills, CA (Address of Principal Executive Offices)	90210 (Zip Code)

Registrant’s telephone number, including area code: (310) 279-5169

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$78,107	$134,751
Prepaid expenses	3,000	3,000

TOTAL ASSETS	$81,107	$137,751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Accounts payable and accrued liabilities	31,200	14,700
Related party advances	136,885	136,885

TOTAL LIABILITIES	168,085	151,585

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 10,000,000 preferred shares, $0.0001 par, 4,000,000 designated to Series A Preferred Stock, 540,000 and none issued and outstanding on June 30, 2016 and December 31, 2015	54	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 15,156,000 and 15,020,000 issued and outstanding on June 30, 2016 and December 31, 2015	1,516	1,502
Additional paid-in capital	167,232	(1,700)
Stock proceeds received (receivable)	(8,000)	100,000
Accumulated Deficit	(247,780)	(113,636)
TOTAL STOCKHOLDERS’ DEFICIT	(86,978)	(13,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$81,107	$137,751

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Operations

	For the three months ended June 30, 2016 (unaudited)	For the period from June 30, 2015 (inception) to June 30, 2015 (unaudited)	For the six months ended June 30, 2016 (unaudited)	For the period from June 30, 2015 (inception) to June 30, 2015 (unaudited)

EXPENSES
General and administrative expenses	$6,981	$389	$10,294	$389
Stock-based compensation	-	1,500	-	1,500
Professional fees	20,850	23,675	23,850	23,675

TOTAL EXPENSES	27,831	25,564	34,144	25,564

LOSS BEFORE OTHER ITEMS	(27,831)	(25,564)	(34,144)	(25,564)
OTHER ITEMS
Loss on investment	-	-	(100,000)	-

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	$(27,831)	$(25,564)	$(134,144)	$(25,564)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,128,527	15,000,000	15,079,746	15,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Stockholders’ Deficit

	Common Stock		Preferred Stock		Additional Paid-In	Stock Proceeds Received	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Deficit	Deficit
Balance, June 30, 2015 (inception)	-	$-	-	$-	$-	$-	$-	$-
Founders’ stock issued at inception	15,000,000	1,500	-	-	-	-	-	1,500
Common stock issued for cash	20,000	2	-	-	4,998	-	-	5,000
Preferred stock subscriptions received	-	-	-	-	-	100,000	-	100,000
Stock issuance costs	-	-	-	-	(6,698)	-	-	(6,698)
Net loss	-	-	-	-	-	-	(113,636)	(113,636)
Balance, December 31, 2015	15,020,000	$1,502	-	$-	$(1,700)	$100,000	$(113,636)	$(13,834)
Preferred stock issued for cash	-	-	540,000	54	134,946	(100,000)	-	35,000
Common stock issued for cash	136,000	14	-	-	33,986	-	-	34,000
Common stock proceeds to be received	-	-	-	-	-	(8,000)	-	(8,000)
Net loss	-	-	-	-	-	-	(134,144)	(134,144)
Balance, June 30, 2016	15,156,000	$1,516	540,000	$54	$167,232	$(8,000)	$(247,780)	$(86,978)

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Cash Flows

	For the six months ended June 30, 2016 (unaudited)	For the period from June 30, 2015 (inception) through June 30, 2015 (unaudited)
OPERATING ACTIVITIES:
Net Loss	$(134,144)	$(25,564)
Adjustments to reconcile net loss to net cash provided by operations:
Stock-based compensation	-	1,500
Loss on investment	100,000	-
Changes in operating assets and liabilities:
Prepaid expense	-	(25,000)
Accounts payable and accrued liabilities	16,500
Net cash used by Operating Activities	(17,644)	(49,064)

INVESTING ACTIVITIES
Investment in limited liability company	(100,000)	-
Net cash used in Investing Activities	(100,000)	-

FINANCING ACTIVITIES:
Advanced from related parties	-	49,064
Issuance of preferred stock	35,000	-
Issuance of common stock	26,000	-
Net cash provided by Financing Activities	61,000	49,064

Net cash (decrease) increase	(56,644)	-
Cash, beginning	134,751	-

Cash, ending	$78,107	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Financial Statements

June 30, 2016

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

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in the Company’s report on Form 10-K.

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

NOTE 2–RELATED PARTY TRANSACTIONS

The amounts due to related parties are as follows:

	June 30, 2016	December 31, 2015
Chief Executive Officer (“CEO”) of the Company	$389	$389
A company controlled by the CEO	136,496	136,496
Total	$136,885	$136,885

During the six months ended June 30, 2016, there were no related party transactions.

NOTE 3–STOCKHOLDERS’ DEFICIT

Common shares

During the six months ended June 30, 2016, the Company issued 136,000 common shares at $0.25 per share for proceeds of $34,000. As at June 30, 2016, $8,000 of these proceeds were still receivable.

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

During the six months ended June 30, 2016, the following preferred stock transactions occurred:

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

NOTE 4– LOSS ON INVESTMENT

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months June 30, 2016 and for the period from June 30, 2015 (inception) through June 30, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

Funding and Financing Solutions

Our goal is to become the go to business consultants in the legal cannabis market before expanding nationwide if and when applicable state and federal laws allow us to do so. We intend to assist collectives, dispensaries, producers, and product businesses in the legal cannabis industry with financing and consulting solutions to enable them to grow and expand their businesses. In the evolving legal cannabis industry, where traditional banking opportunities are limited, we intend to consult and assist companies with options for banking services and property financing. We intend to provide a corporate structure to business in search of capital by ensuring that their infrastructure is set up to maximize their potential to obtain financing by ensuring their compliance with with all state governance rules.

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

As of June 30, 2016, we had $78,107 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock and proceeds from our public offering. As of June 30, 2016, the Company had $31,200 in accounts payable and accrued liabilities and $136,885 in related party advances.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2016 and for the period from June 30, 2015 (inception) through June 30, 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2016 compared to June 30, 2015 (inception) through June 30, 2015

Revenues. We did not have any revenues for the three months ended June 30, 2016 or for the period from June 30, 2015 (inception) through June 30, 2015.

Operating expenses. Operating expenses include general and administrative expenses and professional fees. In total, operating expenses increased $2,267, or 8.87%, to $27,831 for the three months ended June 30, 2016 compared to $25,564 for the period from June 30, 2015 (inception) through June 30, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased $6,592, or 1,694.60%, to $6,981 for the three months ended June 30, 2016 compared to $389 for the period from June 30, 2015 (inception) through June 30, 2015. The increase is attributable to $1,666 in travel related expenses, $722 in business license fee and $4,204 in miscellaneous expenses.

●	Stock-based compensation decreased $1,500, or 100%, to $0 for the three months ended June 30, 2016 compared to $1,500 for the period from June 30, 2015 (inception) through June 30, 2015. The decrease is attributable to the compensation to our founders for shares issued to them for services rendered in our formation.

●	Professional fees decreased $2,825, or 11.93%, to $20,850 for the three months ended June 30, 2016 compared to $23,675 to the period from June 30, 2015 (inception) through June 30, 2015. The decrease is attributable to a $9,500 decrease in legal fees offset by a $6,675 increase in accounting fees.

Net loss. Our net loss decreased $2,267, or 8.87%, to $27,831 for the three months ended June 30, 2016 compared to $25,564 for the period from June 30, 2015 (inception) through June 30, 2015. The increase is due to the operating expenses discussed above.

Six months ended June 30, 2016 compared to the period from June 30, 2015 (inception) through June 30, 2015

Revenues. We did not have any revenues for the six months ended June 30, 2016 or for the period from June 30, 2015 (inception) through June 30, 2015.

Operating expenses. Operating expenses include general and administrative expenses, stock-based compensation and professional fees. In total, operating expenses increased $8,580, or 33.56%, to $34,144 for the six months ended June 30, 2016 compared to $25,564 for the period from June 30, 2015 (inception) through June 30, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased $9,905, or 2,546.27%, to $10,294 for the six months ended June 30, 2016 compared to $389 for the period from June 30, 2015 (inception) through June 30, 2015. The increase is attributable to an increase of $724 in business license and fees, $5,493 in travel and entertainment related expenses, $910 in rent expense, $216 in computer and internet expenses, $2,206 in dues and subscriptions, $149 in bank service charges, and $207 in miscellaneous expenses.

●	Stock-based compensation decreased $1,500, or 100%, to $0 for the six months ended June 30, 2016 compared to $1,500 for the period from June 30, 2015 (inception) through June 30, 2015. The decrease is attributable to the compensation to our founders for shares issued to them for services rendered in our formation.

●	Professional fees increased $175, or 0.74%, to $23,850 for the six months ended June 30, 2016 compared to $23,675 to the period from June 30, 2015 (inception) through June 30, 2015. The increase is attributable to an increase in accounting fees.

Net loss. Our net loss increased $108,580, or 424.74%, to $134,144 for the six months ended June 30, 2016 compared to $25,564 for the period from June 30, 2015 (inception) through June 30, 2015. The increase is due to a loss on investment of $100,000 for capital contributions made to Curved Rolling Paper LLC, in addition to the operating expenses discussed above.

Liquidity and Capital Resources. In 2015, we issued shares for $1,500 in capital. For the six months ended June 30, 2016, we issued common and preferred shares for $61,000 in capital. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $81,107 as of June 30, 2016, consisting of $78,107 in cash and $3,000 in prepaid expense. Our working capital deficit was $86,978 as of June 30, 2016.

As of June 30, 2016, our total liabilities are $168,085 consisting of $31,200 in accounts payable and accrued liabilities and $136,885 in related party advances.

As of June 30, 2016, our total stockholders’ deficit was $86,978 and we had an accumulated deficit of $247,780.

We had $17,644 in net cash used in operating activities for the six months ended June 30, 2016, which included $134,144 in net loss, which amount was increased by $16,500 in accounts payable and accrued liabilities and $100,000 in loss on investment.

We had $100,000 in cash provided by investing activities for the six months ended June 30, 2016, which was for our investment in Curved Rolling Papers, LLC.

We had $61,000 in cash provided by financing activities the six months ended June 30, 2016, which is from the sale of $26,000 of our common stock and $35,000 of our preferred stock.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2016.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2016.

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

On January 12, 2016, we amended our Articles of Incorporation to authorize up to 4,000,000 shares of a Series A Convertible Preferred Stock (the “Series A Stock”) issuable at $0.25 per share and convertible into its common stock on a 1 for 1 basis. On January 12, 2016, we sold 400,000 shares of its Series A Stock for $100,000 in cash. On February 25, 2016, we sold 140,000 shares of its Series A Stock for $35,000 in cash. These offerings were exempt under Section 4(2)(a) of the Securities Act of 1933, as amended.

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

If we do not raise additional working capital, our cash reserves will be not sufficient to meet our obligations for the next twelve-month period. We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $50,000 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from Vigil & Vigil Investments, LLC or our officer and sole director or our other officer. Vigilant Diversified Holdings, Inc., a Colorado corporation, has already advance us $136,885, to meet our obligations for this Offering and complete our 12-months business plan. However, it has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. In the event that we raise less than $200,000, we will reduce the money we intend to allocate to marketing and other expenses.

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

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months or six-months ended June 30, 2016.

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

(b) Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

