Form 10-Q
period 2016-09-30
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2017-04-12
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$75,313	$134,751
Prepaid expense	3,000	3,000

TOTAL ASSETS	$78,313	$137,751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Accounts payable and accrued liabilities	38,584	14,700
Related party advances	136,885	136,885

TOTAL LIABILITIES	175,469	151,585

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 10,000,000 preferred shares, $0.0001 par, 4,000,000 designated to Series A Preferred Stock, 540,000 and none issued and outstanding on September 30, 2016 and December 31, 2015	54	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 15,156,000 and 15,020,000 issued and outstanding on September 30, 2016 and December 31, 2015	1,516	1,502
Additional paid-in capital	167,232	(1,700)
Stock proceeds received	-	100,000
Accumulated Deficit	(265,958)	(113,636)
TOTAL STOCKHOLDERS’ DEFICIT	(97,156)	(13,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$78,313	$137,751

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Operations

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the period from June 30, 2015 (inception) to September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
General and administrative expenses	$7,428	$4,782	$17,722	$5,171
Stock-based compensation	-	-	-	1,500
Edgar filing fees	4,750	4,750	4,750	4,750
Professional fees	6,000	51,763	29,850	75,438

TOTAL EXPENSES	18,178	61,295	52,322	86,859

LOSS BEFORE OTHER ITEMS	(18,178)	(61,295)	(52,322)	(86,859)
OTHER ITEMS
Loss on investment	-	-	(100,000)	-

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	$(18,178)	$(61,295)	$(152,322)	$(86,859)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,156,000	15,000,000	15,148,494	15,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Stockholders’ Deficit

	Common Stock		Preferred Stock		Additional Paid-In	Stock Proceeds	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Deficit
Balance, June 30, 2015 (inception)	-	$-	-	$-	$-	$-	$-	$-
Founders’ stock issued at inception	15,000,000	1,500	-	-	-	-	-	1,500
Common stock issued for cash	20,000	2	-	-	4,998	-	-	5,000
Preferred stock subscriptions received	-	-	-	-	-	100,000	-	100,000
Stock issuance costs		-	-	-	(6,698)	-	-	(6,698)
Net loss	-	-	-	-	-	-	(113,636)	(113,636)
Balance, December 31, 2015	15,020,000	$1,502	-	$-	$(1,700)	$100,000	$(113,636)	$(13,834)
Preferred stock issued for cash	-	-	540,000	54	134,946	(100,000)	-	35,000
Common stock issued for cash	136,000	14	-	-	33,986	-	-	34,000
Net loss	-	-	-	-	-	-	(152,322)	(152,322)
Balance, September 30, 2016	15,156,000	$1,516	540,000	$54	$167,232	$-	$(265,958)	$(97,156)

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Cash Flows

	For the nine months ended September 30, 2016	For the period from June 30, 2015 (inception) through September 30, 2015
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net Loss	$(152,322)	$(86,859)
Adjustments to reconcile net loss to net cash provided by operations:
Stock-based compensation	-	1,500
Loss on investment	100,000	-
Changes in operating assets and liabilities:
Prepaid expense	-	(12,500)
Accounts payable and accrued liabilities	23,884	7,500
Net cash used by Operating Activities	(28,438)	(90,359)

INVESTING ACTIVITIES
Investment in limited liability company	(100,000)	-
Net cash used in Investing Activities	(100,000)	-

FINANCING ACTIVITIES:
Advanced from related parties	-	136,885
Issuance of preferred stock	35,000	-
Issuance of common stock	34,000	-
Net cash provided by Financing Activities	69,000	136,885

Net cash (decrease) increase	(59,438)	46,526
Cash, beginning	134,751	-

Cash, ending	$75,313	$46,526

The accompanying notes are an integral part of these condensed unaudited financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Financial Statements

September 30, 2016

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

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in the Company’s report on Form 10-K.

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

NOTE 2–RELATED PARTY TRANSACTIONS

The amounts due to related parties are as follows:

	September 30, 2016	December 31, 2015
Chief Executive Officer (“CEO”) of the Company	$389	$389
A company controlled by the CEO	136,496	136,496
Total	$136,885	$136,885

During the nine months ended September 30, 2016, there were no related party transactions.

NOTE 3–STOCKHOLDERS’ DEFICIT

Common shares

During the nine months ended September 30, 2016, the Company issued 136,000 common shares at $0.25 per share for proceeds of $34,000.

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

During the nine months ended September 30, 2016, the following preferred stock transactions occurred:

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015 and for the period from June 30, 2015 (inception) through September 30, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were formed and commenced operations on June 30, 2015. From June 30, 2015 until January 4, 2016, our activities were limited to organizational and business development activities. We a primarily a consulting company that intends to assist companies that are involved in various aspects of the cannabis industry by providing consulting services focused on providing administrative and regulatory support functions. We also intend to market our services to other industries. Our mission is to assist management with services designed to keep them focused on their core business ideas while provide the administrative support such as bookkeeping, payroll, website development and marketing strategies. We intend to use the Internet as well as the services of an independent sales representative to market our services to start-up companies in California and Colorado with our initial efforts focused in Denver. We also intend to market to service professionals. We have had limited operations and have limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from June 30, 2015 to January 4, 2016, were devoted primarily to start-up, development and operational activities, which included:

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

At this time, we do not grow, process, own, handle, transport, or sell marijuana as we are organized and directed to operate strictly in accordance with all applicable state and federal laws. As the legal environment changes in California and other states, our management may explore business opportunities that involve ownership interests in dispensaries and growing operations if and when such business opportunities become legally permissible under applicable state and federal laws. On November 8, 2016, California passed Proposition 64, the Adult Use of Marijuana Act, which legalizes marijuana under state law, for use by adults 21 or older. The bill also (i) imposes state taxes on sales and cultivation; (ii) provides for industry licensing and establishes standards for marijuana products; (iii) and allows local regulation and taxation. California estimates the fiscal impact of this new legislation to result in additional tax revenues ranging from high hundreds of millions of dollars to over $1 billion annually. We intend to actively market our services to companies in California seeking to capitalize on the new legislation.

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

As of September 30, 2016, we had $75,313 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock and proceeds from our public offering. As of September 30, 2016, the Company has $35,584 in accounts payable and accrued liabilities and $136,885 in related party advances.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2016 and for the three month ended September 30, 2015 and for the period from June 30, 2015 (inception) through September 30, 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues. We did not have any revenues for the three months ended September 30, 2016 or 2015, respectively.

Operating expenses. Operating expenses include general and administrative expenses, stock-based compensation, Edgar filing fees and professional fees. In total, operating expenses decreased $43,117, or 70.34%, to $18,178 for the three months ended September 30, 2016 compared to $61,295 for comparable period in 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased $2,646, or 55.33%, to $7,428 for the three months ended September 30, 2016 compared to $4,782 for the comparable period in 2015. The increase is primarily attributable to a $5,495 increase in dues and subscriptions offset by an increase in miscellaneous and travel and entertainment expenses.

●	Edgar filing fees remained constant at $4,750 for the three-months ended September 30, 2016 and 2015, respectively.

●	Professional fees decreased $45,763, or 88.44%, to $6,000 for the three months ended September 30, 2016 compared to $51,763 to the comparable period in 2015. The decrease is attributable to a $17,675 decrease in legal fees, a $1,788 decrease in accounting fees and a $26,300 decrease in consulting fees.

Net loss. Our net loss decreased $43,117, or 70.34%, to $18,178 for the three months ended September 30, 2016 compared to $61,295 for the comparable period in 2015. The decrease is due to the operating expenses discussed above.

Nine months ended September 30, 2016 compared to the period from June 30, 2015 (inception) through September 30, 2015

Revenues. We did not have any revenues for the nine months ended September 30, 2016 or for the period from June 30, 2015 (inception) through September 30, 2015.

Operating expenses. Operating expenses include general and administrative expenses, stock-based compensation, Edgar filing fees and professional fees. In total, operating expenses decreased $34,537, or 39.76%, to $52,322 for the nine months ended September 30, 2016 compared to $86,859 for the period from June 30, 2015 (inception) through September 30, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased $12,551, or 242.72%, to $17,722 for the nine months ended September 30, 2016 compared to $5,171 for the period from June 30, 2015 (inception) through September 30, 2015. The increase is primarily attributable to an increase in dues and subscriptions, travel and entertainment expenses and various other expenses.

●	Stock-based compensation decreased $1,500 to $0 for the nine months ended September 30, 2016 compared to $1,500 for the period from June 30, 2015 (inception) through September 30, 2015. The decrease is attributable to the compensation to our founders for shares issued to them for services rendered in our formation.

●	Professional fees decreased $45,588, or 60.43%, to $29,850 for the nine months ended September 30, 2016 compared to $75,438 to the period from June 30, 2015 (inception) through September 30, 2015. The decrease is attributable to a $27,175 increase in legal fees offset by a $7,887 decrease in accounting fees and a $26,300 decrease in consulting fees.

Net loss. Our net loss decreased $65,463, or 75.37%, to $152,322 for the nine months ended September 30, 2016 compared to $86,859 for the period from June 30, 2015 (inception) through September 30, 2015. The decrease is due to the operating expenses discussed above and a $100,000 loss on investment in Curved Rolling Paper LLC..

Liquidity and Capital Resources. For the nine months ended September 30, 2016, we issued common and preferred shares for $69,000 in capital. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $78,313 as of September 30, 2016, consisting of $75,313 in cash and $3,000 in prepaid expense. Our working capital surplus was $97,156 as of September 30, 2016.

As of September 30, 2016, our total liabilities are $175,469 consisting of $38,584 in accounts payable and accrued liabilities and $136,885 in related party advances.

As of September 30, 2016, our total stockholders’ deficit was $97,156 and we had an accumulated deficit of $265,958.

We had $28,438 in net cash used in operating activities for the nine months ended September 30, 2016, which included $152,322 in net loss, which amount was decreased by $100,000 from loss on investment and $23,884 in accounts payable and accrued liabilities.

We had $100,000 in cash provided by investing activities for the nine months ended September 30, 2016, which is for our investment in Curved Rolling Papers, LLC.

We had $69,000 in cash provided by financing activities the nine months ended September 30, 2016, which is from the sale of $34,000 of common stock and $35,000 of preferred stock.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2016.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2016.

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

We intend to file for binding mediation against Curved and its owners, in the State of New York, for rescission of the Agreement to return of our $100,000 investment in Curved. Our decision to file for binding mediation is in response to the Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing, but declining to return any of the $100,000 we invested in it. They also indicated they were transferring the assets of Curved to a new entity to continue with their business plan. We intend to continue to vigorously pursuing return of its $100,000.

On January 12, 2016, we amended our Articles of Incorporation to authorize up to 4,000,000 shares of a Series A Convertible Preferred Stock (the “Series A Stock”) issuable at $0.25 per share and convertible into its common stock on a 1 for 1 basis. On January 12, 2016, we sold 400,000 shares of our Series A Stock for $100,000 in cash. On February 25, 2016, we sold 140,000 shares of our Series A Stock for $35,000 in cash. These offerings were exempt under Section 4(2)(a) of the Securities Act of 1933, as amended.

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

If we do not raise additional working capital, our cash reserves will be not sufficient to meet our obligations for the next twelve-month period. We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $50,000 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. Thus, we will need to seek additional funding soon. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from Vigil & Vigil Investments, LLC or our officer and sole director or our other officer. Vigilant Diversified Holdings, Inc., a Colorado corporation, has already advance us $136,885, to meet our obligations for this Offering and complete our 12-months business plan. However, it has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. If we raise less than $200,000, we will reduce the money we intend to allocate to marketing and other expenses.

If we can successfully complete the above goals within the estimated timeframes set forth and can raise proceeds additional proceeds that may be needed to secure additional personnel and marketing funds, those funds would be allocated as follows:

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

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months or nine-months ended September 30, 2016.

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

(b) Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

