Form 10-K
period 2016-12-31
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2017-04-12
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Business

We were incorporated under the laws of the State of Nevada on June 30, 2015, with fiscal year end in December 31. We are a early stage company that has not generated any revenue and started our operations in 2015. In January 2016, we made investment in a company that provides curved rolling papers to the tobacco and cannibals industry.

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

Since beginning operations in June 2015, we have not earned any revenues or provided any consulting services and we have incurred a loss of $282,547 as of December 31, 2016. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

The major competitive factors in our business are the timeliness and quality of service, the quality of work product the clients desire and price. Our ability to compete effectively in providing customer service and quality services depends primarily on the level of training of our future staff, the utilization of computer software and equipment and the ability to deliver our services in an effective and timely manner. We believe we will compete effectively in these areas.

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

Legal Proceedings

We are not involved in any legal proceedings; however, we intend to pursue binding mediation against Curved Rolling Papers, LLC. See Results of Operations and footnote 8 to our financial statements. None of our officers or director is a party to any legal proceeding or litigation. None of our officers or director has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

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

We are a newly organized enterprise that was incorporated in June 30, 2015 and for the period from June 30, 2015 (inception) through December 31, 2016 we did not generate any revenues. We have a limited operating history upon which an evaluation of our prospects can be made. From June 30, 2015 (our inception) to December 31, 2016, we have incurred a net loss of $269,047. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the cannabis consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to offer services at prices that allow us to generate at a profit. Based upon current plans, we expect to incur operating expense in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our auditor’s report on our December 31, 2016 financial statements express an opinion that substantial doubt exits as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements – Auditors Report.”

We have incurred a loss since inception and our future is dependent upon us obtaining additional financing and our ability to achieve profitability

We had an accumulated deficit of $269,047 for the interim period from June 30, 2015 (inception) to December 31, 2016. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our services. We plan to seek additional funds through private placements of our common stock. Private placements of our common stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

We have limited financial resources. As of December 31, 2016, we had $67,840 in cash on hand and $70,840 in assets. From June 30, 2015 (inception) to December 31, 2016, our shareholders advanced us $136,885 to cover our operating expenses. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

Vigil & Vigil Investments, LLC, a Colorado limited liability company owns 14,900,000 or 98.31% of our common stock as of December 31, 2016. Vigil & Vigil Investments, LLC is owned 40% by Todd W. L. Vigil, our director and chief executive officer and 60% by Diana Vigil, our vice president and secretary. As a result, it effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions as well as their compensation. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

15,00,000 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

Common Stock Currently Outstanding

As of December 31, 2016, we had 15,156,000 shares of our common stock outstanding.

Holders

As of December 31, 2016, we had 24 stockholders of record. As of the date of this Report, we had 22 stockholders of record of our common stock and 2 stockholders of record of our Series A preferred stock.

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

Transfer Agent

We do not have a transfer agent but intend to use Globex Stock Transfer, LLC, to be our independent stock transfer agent.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2016 and our results of operations for the period from June 30, 2015 (inception) through December 31, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of December 31, 2016, we had $67,840 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2016, the Company has $23,700 in accounts payable and $136,885 in related party advances.

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

For the year ended December 31, 2016 compared to the period from June 30, 2015 (inception) through December 31, 2015

Revenues. We did not have any revenues for the year ended December 31, 2016 or for the period from June 30, 2015 (inception) through December 31, 2015.

Operating expenses. Operating expenses include general and administrative expenses, stock-based compensation, Edgar filing fees and professional fees. In total, operating expenses decreased $44,725, or 39.36%, to $68,911 for the year ended December 31, 2016 compared to $113,636 for the period from June 30, 2015 (inception) through December 31, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased $10,915, or 93.72%, to $22,561 for the year ended December 31, 2016 compared to $11,646 for the period from June 30, 2015 (inception) through December 31, 2015.

●	Stock-based compensation decreased $1,500, or 100.00% to $0 for the year ended December 31, 2016 compared to $1,500 for the period from June 30, 2015 (inception) through December 31, 2015. The decrease is attributable to the stock-based compensation to our founders at our formation for services rendered at par value.

●	Edgar filing fees remained constant at $6,000 for the year ended December 31, 2016 compared to the period from June 30, 2015 (inception) through December 31, 2015. This is due the flat fee pricing by our Edgar Agent.

●	Professional fees decreased $54,140, or 57.30%, to $40,350 for the year ended December 31, 2016 compared to $94,490 for the period from June 30, 2015 (inception) through December 31, 2015. The decrease is due to a $29,677 decrease in legal fees and a $26,300 decrease in consulting fees offset by a $1,836 increase in accounting fees.

Net Loss. Our net loss increased $55,275, or 48.64%, to $168,911 for the year ended December 31, 2016 compared to a net loss of $113,636 for the period from June 30, 2015 (inception) through December 31, 2015. The loss is attributable to our operating expenses as set forth above.

Liquidity and Capital Resources. In June 2015, we issued 15,000,000 common shares at $0.0001 per share, to our founders for $1,500 in services rendered. From December 2015 to May 2016, we issued 156,000 shares of our common stock for $0.25 per share for $39,000 in cash.

Our total assets are $70,840 as of December 31, 2016, consisting of $67,840 in cash and $3,000 in prepaid expenses. Our working capital deficit was $100,245 as of December 31, 2016.

Our total liabilities as of December 31, 2016 are $184,585, which consist of $47,700 in accounts payable and $136,885 in related party advances.

As of December 31, 2016, out total stockholders’ deficit is $113,745 and our accumulated deficit is $282,547.

We had $35,911 in cash used by operating activities, which consisted of $168,911 in net loss offset by $33,000 in accounts payable and $100,000 loss on investment.

We had $100,000 in cash used by investing activities for the year ended December 31, 2016.

We had $69,000 in cash provided by financing activities for the year ended December 31, 2016, which consisted of $34,000 from the sale of our common stock and $35,000 from the sale of our Series A convertible preferred stock.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2016.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2016.

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

AS OF DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Vigilant Diversified Holdings, Inc.

We have audited the accompanying balance sheets of Vigilant Diversified Holdings, Inc. (the “Company”) as at December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2016 and for the period from June 30, 2015 (inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2016 and 2015 and the results of its operations and its cash flows for the year ended December 31, 2016 and the period from June 30, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
March 27, 2017

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$67,840	$134,751
Prepaid expense	3,000	3,000

TOTAL ASSETS	$70,840	$137,751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	47,700	14,700
Related party advances	136,885	136,885

TOTAL LIABILITIES	184,585	151,585

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 10,000,000 preferred shares, $0.0001 par, 4,000,000 designated to Series A Preferred Stock; 540,000 and none issued and outstanding on December 31, 2016 and 2015	54	—
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 15,156,000 and 15,020,000 issued and outstanding on December 31, 2016 and 2015	1,516	1,502
Additional paid-in capital	167,232	(1,700)
Stock proceeds received	—	100,000
Accumulated deficit	(282,547)	(113,636)
TOTAL STOCKHOLDERS’ DEFICIT	(113,745)	(13,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70,840	$137,751

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Operations

	December 31, 2016	For the period from June 30, 2015 (inception) through December 31, 2015
EXPENSES
General and administrative expenses	$22,561	$11,646
Stock-based compensation	-	1,500
Edgar filing fees	6,000	6,000
Professional fees	40,350	94,490

TOTAL EXPENSES	68,911	113,636

LOSS BEFORE OTHER ITEMS	(68,911)	(113,636)
OTHER EXPENSE
Loss on investment	(100,000)	-

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	$(168,911)	$(113,636)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,127,781	15,001,087

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Stockholders’ Deficit

For the period from June 30, 2015 (inception) to December 31, 2016

	Common Stock		Preferred Stock		Additional	Stock		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Proceeds Received	Accumulated Deficit	Stockholders’ Deficit
Balance, June 30, 2015 (inception)	-	$-	-	$-	$-	$-	$-	$-
Founders’ stock issued at inception	15,000,000	1,500	-	-	-	-	-	1,500
Common stock issued for cash	20,000	2	-	-	4,998	-	-	5,000
Preferred stock subscriptions received	-	-	-	-	-	100,000	-	100,000
Stock issuance costs		-	-	-	(6,698)	-	-	(6,698)
Net loss	-	-	-	-	-	-	(113,636)	(113,636)
Balance, December 31, 2015	15,020,000	$1,502	-	$-	$(1,700)	$100,000	$(113,636)	$(13,834)
Preferred stock issued for cash	-	-	540,000	54	134,946	(100,000)	-	35,000
Common stock issued for cash	136,000	14	-	-	33,986	-	-	34,000
Net loss	-	-	-	-	-	-	(168,911)	(168,911)
Balance, December 31, 2016	15,156,000	$1,516	540,000	$54	$167,232	$-	$(282,547)	$(113,745)

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Cash Flows

	For the year ended December 31, 2016	For the period from June 30, 2015 (inception) through December 31, 2015
OPERATING ACTIVITIES:
Net Loss	$(168,911)	$(113,636)
Adjustments to reconcile net loss to net cash provided by operations:
Stock-based compensation	-	1,500
Loss on investment	100,000	-
Changes in operating assets and liabilities:
Prepaid expense	-	(3,000)
Accounts payable and accrued liabilities	33,000	14,700
Net cash used by Operating Activities	(35,911)	(100,436)

INVESTING ACTIVITIES
Investment in limited liability company	(100,000)	-
Net cash used in Investing Activities	(100,000)	-

FINANCING ACTIVITIES:
Advanced from related parties	-	136,885
Stock proceeds received in advance	-	100,000
Issuance of preferred stock	35,000	-
Issuance of common stock	34,000	5,000
Stock issuance costs	-	(6,698)
Net cash provided by Financing Activities	69,000	235,187

Net cash (decrease) increase	(66,911)	134,751
Cash, beginning	134,751	-

Cash, ending	$67,840	$134,751

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Financial Statements

For the years ended December 31, 2016 and 2015

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, prepaid expense, investments, accounts payable and accrued liabilities, related party advances and stock proceeds received. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2016 and 2015.

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

NOTE 3–RELATED PARTY TRANSACTIONS

The amounts due to related parties are as follows:

	2016	2015
Chief Executive Officer (“CEO”) of the Company	$389	$389
A company controlled by the CEO	136,496	136,496
Total	$136,885	$136,885

During the year ended December 31, 2015, a company controlled by the CEO of the Company advanced $48,675 to the Company to pay for professional fees.

During the year ended December 31, 2015, the Company issued 14,900,000 founders’ shares at $0.0001 per share for formation services to a company controlled by the CEO of the Company.

During the year ended December 31, 2016, there were no related party transactions.

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

During the year ended December 31, 2016, the following preferred stock transactions occurred:

On January 17, 2016 the Company issued 400,000 Series A Preferred Stock at $0.25 per share for $100,000. The Company has yet to convert these preferred shares and the preferred shareholder’s percent ownership of the Company’s common stock has not diluted.

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

NOTE 5– LOSS ON INVESTMENT

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

NOTE 6–INCOME TAXES

A reconciliation of the expected income tax recovery to the actual income tax recovery is as follows:

	2016	2015
Net loss	$(168,911)	$(113,636)
Statutory tax rate	34%	34%
Expected income tax recovery at statutory rate	(57,430)	(38,636)
Non-deductible expenditures	839	753
Share issue costs	-	774
Other	456	(774)
Change in unrecognized deferred assets	56,135	36,883
Total income tax expense	$-	$-

The Company has the following deductible temporary differences:

	2016	2015
Deferred income tax assets (liabilities):
Share issuance costs	$(1,367)	$(455)
Non-capital loss carry-forward	95,385	38,338
Total deferred income tax assets	94,018	37,883
Less: Valuation allowance	(94,018)	(37,883)
Net deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As at December 31, 2016, the Company has non-capital losses of approximately $281,000 (2015 – $113,000) which will expire between 2035 to 2036.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2016.

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

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The persons named above have held their offices/positions since June 30, 2015, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

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

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our director’s term of office expires on March 31, 2017. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the period from June 30, 2015 (inception) to December 31, 2016, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Todd W. L. Vigil, CEO, CFO
and Director(1)	2015	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Diana Vigil, Vice President	2015	-	-	-	-	-	-	-	-
&Secretary(1)	2016	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during the period from June 30, 2015 (inception) through December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Report, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of December 31, 2016, we had 15,156,000 shares of common stock outstanding, which is held by 17 shareholders and 540,000 shares of our Series A convertible preferred stock held by 2 shareholders. The Series A preferred shares are convertible into 540,000 shares of our common stock. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Vigil & Vigil Investments, LLC 2800 S. University Boulevard, Unit 59, Denver, CO 80210	14,900,000	98.31%
		14,900,000	98.31%
	All Officers and Directors as a Group (2 persons)	14,900,000	98.31%

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

	Year ended December 31, 2016	Year ended December 31, 2015

Audit Fees	$4,500	$4,500
Audit-Related Fees	$4,500	$-
Tax Fees	$-	$-
All Other Fees	$-	$6,339

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this registration statement, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation
3.2	Bylaws
14.1	Code of Ethics
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
*	Filed herewith.

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

