Form 10-Q
period 2017-03-31
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2017-05-19
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Yes [  ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 19, 2017, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,156,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

(unaudited)

	March 31, 2017	December 31, 2016
		(audited)
ASSETS
Current Assets
Cash	$59,605	$67,840
Prepaid expense	3,000	3,000

TOTAL ASSETS	$62,605	$70,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$52,200	$47,700
Related party advances	136,885	136,885
Total Liabilities	189,085	184,585
Stockholders’ Deficit
Preferred Stock: authorized 10,000,000 preferred shares, $0.0001 par value, 4,000,000 designated to Series A Preferred Stock; 540,000 and none issued and outstanding on March 31, 2017 and December 31, 2016	54	54
Common Stock: authorized 100,000,000 common shares, par value $0.0001, 15,156,000 and 15,156,000 issued and outstanding on March 31, 2017 and December 31, 2016	1,516	1,516
Additional Paid-In Capital	167,232	167,232
Accumulated Deficit	(295,282)	(282,547)
Total Stockholders’ Deficit	(126,480)	(113,745)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$62,605	$70,840

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statement of Operations

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2017	March 31, 2016
Expenses:
General & administrative	$8,235	$3,313
Professional fees	4,500	3,000
Total Expenses	12,735	6,313

Loss before Other Items	(12,735)	(6,313)
Other Expense:
Loss on investment		(100,000)

Net and Comprehensive Loss for the Period	$(12,735)	$(106,313)

Net Loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	15,128,110	15,001,087

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Stockholders’ Deficit

(unaudited)

					Additional	Stock		Total
	Common Stock		Preferred Stock		Paid-In	Proceeds	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Deficit
Balance, June 30, 2015 (inception)	-	$-	-	$-	$-	$-	$-	$-
Founders’ stock issued at inception	15,000,000	1,500	-	-	-	-	-	1,500
Common stock issued for cash	20,000	2	-	-	4,998	-	-	5,000
Preferred stock subscriptions received	-	-	-	-	-	100,000	-	100,000
Stock issuance costs		-	-	-	(6,698)	-	-	(6,698)
Net loss	-	-	-	-	-	-	(113,636)	(113,636)
Balance, December 31, 2015	15,020,000	1,502	-	-	(1,700)	100,000	(113,636)	(13,834)
Preferred stock issued for cash	-	-	540,000	54	134,946	(100,000)	-	35,000
Common stock issued for cash	136,000	14	-	-	33,986	-	-	34,000
Net loss	-	-	-	-	-	-	(168,911)	(168,911)
Balance, December 31, 2016	15,156,000	1,516	540,000	54	167,232	-	(282,547)	(113,745)
Net loss	-	-	-	-	-	-	(12,735)	(12,735)
Balance, March 31, 2017	15,156,000	$1,516	540,000	$54	$167,232	$-	$(295,282)	$(126,480)

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Cash Flows

 (unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
OPERATING ACTIVITIES:
Net income (loss)	$(12,735)	$(106,313)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(5,000)
Accounts payable and accrued liabilities	4,500	3,000
Net cash used by Operating activities	(8,235)	(108,313)

FINANCING ACTIVITIES:
Stock proceeds received in advance	-	(100,000)
Issuance of common stock	-	16,000
Issuance of preferred stock	-	135,000
Net cash provided by Financing Activities	-	51,000

Net increase in cash	(8,235)	(57,313)
Cash, beginning of period	67,840	134,751
Cash, end of period	$59,605	$77,438

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Financial Statements

March 31, 2017

NOTE 1–NATURE OF BUSINESS

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

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2016 filed on April 12, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, included in the Company’s report on Form 10-K

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

As of March 31, 2017, the Company had not yet achieved profitable operations, has incurred cumulative losses of $295,282 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2–RELATED PARTY TRANSACTIONS

The amounts due to related parties are as follows:

	March 31, 2017	December 31, 2016
Chief Executive Officer (“CEO”) of the Company	$389	$389
A company controlled by the CEO	136,496	136,496
Total	$136,885	$136,885

During the three months ended March 31, 2017, there were no related party transactions.

NOTE 3–STOCKHOLDERS’ DEFICIT

Common shares

During the three months ended March 31, 2017, the Company did not issue any common shares.

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

During the three months ended March 31, 2017, the Company did not issue any preferred shares.

On January 17, 2016, the Company issued 400,000 Series A Preferred Stock at $0.25 per share for $100,000. On April 11, 2017, the Company converted these preferred shares to 400,000 shares of the Company’s common stock at the conversion price of $0.25 per share.

On February 25, 2016, the Company issued 140,000 Series A Preferred Stock at $0.25 per share for $35,000. On April 11, 2017, the Company converted these preferred shares to 140,000 shares of the Company’s common stock at the conversion price of $0.25 per share.

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all those risks, nor can we assess the impact of all those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them considering new information or future events.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2017. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

Our goal is to assist cannabis entrepreneurs by partnering with them and providing them with the assistance and tools to bring their ideas to market. We intend to initially target businesses in Southern California and Colorado with our focus in Colorado.

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

We do not grow, process, own, handle, transport, or sell marijuana as we are organized and directed to operate strictly in accordance with all applicable state and federal laws. As the legal environment changes in California and other states, our management may explore business opportunities that involve ownership interests in dispensaries and growing operations if such business opportunities become legally permissible under applicable state and federal laws.

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

Funding and Financing Solutions

Our goal is to become the go to business consultants in the legal cannabis market before expanding nationwide if applicable state and federal laws allow us to do so. We intend to assist collectives, dispensaries, producers, and product businesses in the legal cannabis industry with financing and consulting solutions to enable them to grow and expand their businesses. In the evolving legal cannabis industry, where traditional banking opportunities are limited, we intend to consult and assist companies with options for banking services and property financing. We intend to provide a corporate structure to business in search of capital by ensuring that their infrastructure is set up to maximize their potential to obtain financing by ensuring their compliance with all state governance rules.

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

Supply Chain Solutions

We intend to assist in the design, planning, and execution of supply chain control and monitoring systems for legal cannabis retail and production facilities. Our objective is to create overall value for our clients, build a competitive infrastructure, coordinate logistics, and assist in providing metrics to synchronize supply and demand, while monitoring, measuring and reporting performance.

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

As of March 31, 2017, we had $59,605 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock and proceeds from our public offering. As of March 31, 2017, the Company has $52,200 in accounts payable and accrued liabilities and $136,885 in related party advances.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not clear from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2017, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenues. We did not have any revenues for the three months ended March 31, 2017 or 2016.

Operating expenses. Operating expenses included general and administrative expenses. In total, operating expenses increased $6,422 or, 102% to $12,735 for the three months ended March 31, 2017 compared to $6,313 for the three months ended March 31, 2016. The components of operating expenses are discussed below.

●	General and administrative expenses increased $4,922, or 149%, to $8,235 for the three months ended March 31, 2017 compared to $3,313 for the comparable period in 2016. The increase is attributable to $6,420 in officer compensations, $447 in rent expense, and $1,368 in miscellaneous expenses
●	Professional fees increased $1,500, or 50%, to $4,500 for the three months ended March 31, 2017 compared to $3,000 for the comparable period in 2016. The increase is attributable to an increase in legal fees.

Net Loss. Our net loss decreased $93,578, or 88.02%, to $12,735 for the three months ended March 31, 2017 compared to a net loss of $106,313 for the comparable period in 2016. The decrease is due to no loss on investment in the current quarter and the components discussed above.

Liquidity and Capital Resources. For the three-months ended March 31, 2017, we did not issue any shares of our common stock or preferred stock. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $62,605 as of March 31, 2017, consisting of $59,605 in cash and $3,000 in prepaid expenses. Our working capital deficit was $126,480 as of March 31, 2017.

As of March 31, 2017, our total liabilities are $189,085 consisting of $52,200 in accounts payable and accrued liabilities and $136,885 in related party advances.

As of March 31, 2017, our total stockholders’ deficit was $126,534 and we had an accumulated deficit of $295,282.

We had $8,235 in net cash used in operating activities for the three months ended March 31, 2017, which included $12,735 in net loss, which amount was decreased by $4,500 in accounts payable

We had $0 in cash used by investing activities for the three months ended March 31, 2017.

We had $0 in cash provided by financing activities the three months ended March 31, 2017.

We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders' investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2017.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three-months ended March 31, 2017.

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

Establish our Office

Time Frame: 1st- 3rd months.

Material costs: minimum $2,500.

Upon our next round of financing, we plan to set up a physical office in Beverly Hills, CA where we currently operate from a virtual office. We then intend to acquire the necessary equipment to continue operations. We plan to purchase or lease office equipment such as PC, telephones, fax, office supplies and furniture. Our officer and director, Todd W. L. Vigil, will take care of our initial administrative duties. We believe that it will cost at least $2,500 to set up office and obtain the necessary equipment and stationery to continue operations. If we raise sufficient funds for working capital, we will buy better equipment with advanced features that will cost us approximately $500 more. In this case, set up costs will be approximately $3,000. In the event, we raise $100,000, we will buy additional and more advanced equipment that will help us in everyday operations; therefore, the office set up costs will be approximately $3,500. Diana Vigil intends to continue working from Denver, Colorado and will also work out of the office in Beverly Hills, CA, when necessary. Todd Vigil plans to work approximately one week per month in Denver, Colorado.

Expand Our Website

Time Frame: 3rd-6th months.

Material costs: $3,000-$5,000.

When our office is set up, we intend to begin expanding our website. Our officer and director, Todd W. L. Vigil, will oversee the expansion of our website and the services we intend to offer. We have identified and secured the domain name www.vigilantdiversifiedholdings.com. We intend to hire a web designer to help us with the expansion and functionality of our website. We do not have any written agreements with any web designers at current time. The website expansion costs, including enhanced site design and implementation will be approximately $3,000. If we raise $100,000 in capital, we will develop more sophisticated and well-designed web site, therefore developing cost will be $4,000 and $5,000 accordingly. Updating and improving our website will continue throughout the lifetime of our operations.

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

Even if we can obtain sufficient number of service agreements at the end of the twelve-month period, there is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

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

In summary, during months 1-6, we should have established our office and further expanded our website. After this point, we should be ready to start more significant operations and start selling our services. During months 6-12 we will be developing our marketing campaign. There is no assurance that we will generate any revenue in the first 12 months after completion our offering or ever generate any revenue.

Todd W. L. Vigil, our president will be devoting approximately forty hours per week to our operations. Once we expand operations, and can attract more and more customers to use our services, Mr. Vigil has orally agreed to commit more time as required.

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

If we do not raise additional working capital, our cash reserves will be not sufficient to meet our obligations for the next twelve-month period. We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $50,000 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding soon. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from Vigil & Vigil Investments, LLC or our officer and sole director or our other officer. Vigilant Diversified Holdings, Inc., a Colorado corporation, has already advance us $136,865, to meet our obligations for this Offering and complete our 12-months business plan. However, it has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. If we raise less than $200,000, we will reduce the money we intend to allocate to marketing and other expenses.

If we can successfully complete the above goals within the estimated timeframes set forth and are able to raise proceeds additional proceeds that may be needed to secure additional personnel and marketing funds, those funds would be allocated as follows:

Our management may hire full or part-time employees or independent contractors over the next six (6) months depending on the amount of proceeds we receive from the offering pursuant to our registration statement; however, at the present, the services provided by our officers and sole director appear sufficient now. We believe that our operations are currently on a small scale that is manageable by these two individuals and can be supplemented by engaging independent contractors. Our management's responsibilities are mainly administrative at this early stage. While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize may be independent contractors. We do not intend to enter any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

Our management does not expect to incur any material research costs in the next twelve months; we currently do not own any plants or equipment that we would seek to sell soon; we do not have any off-balance sheet arrangements; and we have not only paid for minimal business expenses on behalf of our officer or directors. Additionally, we believe that this fact shall not materially change.

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

Use of Estimates:

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not clear from other sources and the classification of net operating loss and tax credit carry forwards.

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of ASC 360-10. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2017.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q were not effective  at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed.herewith

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIGILANT DIVERSIFIED HOLDINGS, INC.

May 19, 2017	/s/ Todd Vigil
Todd Vigil
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and
Financial Officer)

