Form 10-Q
period 2017-06-30
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2017-08-21
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 21, 2017, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,696,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash	$51,656	$67,840
Prepaid expense	3,000	3,000

TOTAL ASSETS	$54,656	$70,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$52,200	$47,700
Related party advances	136,885	136,885
Total Liabilities	189,085	184,585
Stockholders’ Deficit
Preferred Stock: authorized 10,000,000 preferred shares, $0.0001 par value, 4,000,000 designated to Series A Preferred Stock; none issued and outstanding on June 30, 2017 and 540,000 issued and outstanding on December 31, 2016	-	54
Common Stock: authorized 100,000,000 common shares, par value $0.0001, 15,696,000 and 15,156,000 issued and outstanding on June 30, 2017 and December 31, 2016	1,570	1,516
Additional Paid-In Capital	167,232	167,232
Accumulated Deficit	(303,231)	(282,547)
Total Stockholders’ Deficit	(134,429)	(113,745)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,656	$70,840

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Interim Statement of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Expenses:
General & administrative	$7,949	$6,981	$16,184	$10,294
Professional fees	-	17,850	4,500	23,850
Total Expenses	7,949	24,831	20,684	34,144

Loss before Other Items	(7,949)	(24,831)	(20,684)	(34,144)
Other Expense:
Loss on investment	-	-	-	(100,000)

Net and Comprehensive Loss for the Period	$(7,949)	$(24,831)	$(20,684)	$(134,144)

Net Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	15,696,000	15,020,000	15,656,000	15,020,000

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Stockholders’ Deficit

	Common Stock		Preferred Stock		Additional Paid-In	Stock Proceeds	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Deficit
Balance, December 31, 2015	15,020,000	$1,502	-	$-	$(1,700)	$100,000	$(113,636)	$(13,834)
Preferred stock issued for cash	-	-	540,000	54	134,946	(100,000)	-	35,000
Common stock issued for cash	136,000	14	-	-	33,986	-	-	34,000
Net loss	-	-	-	-	-	-	(168,911)	(168,911)
Balance, December 31, 2016	15,156,000	1,516	540,000	54	167,232	-	(282,547)	(113,745)
Conversion of preferred shares	540,000	54	(540,000)	(54)	-	-	-	-
Net loss for the period	-	-	-	-			(20,684)	(20,684)
Balance, June 30, 2017	15,696,000	$1,570	$-	$-	$167,232	$-	$(303,231)	$(134,429)

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Interim Statements of Cash Flows

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(20,684)	$(134,144)
Loss on investment	-	100,000
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses		-
Accounts payable and accrued liabilities	4,500	16,500
Net cash used by Operating activities	(16,184)	(17,644)

INVESTING ACTIVITITES:
Investment	-	(100,000)
Net cash used by investing activities		(100,000)

FINANCING ACTIVITIES:
Issuance of common stock	-	26,000
Issuance of preferred stock	-	35,000
Net cash provided by Financing Activities	-	61,000

Net increase in cash	(16,184)	(56,644)
Cash, beginning of period	67,840	134,751
Cash, end of period	$51,656	$78,107

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Interim Financial Statements

June 30, 2017

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

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, included in the Company’s report on Form 10-K.

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

NOTE 2–RELATED PARTY TRANSACTIONS

The amounts due to related parties are as follows:

	June 30, 2017	December 31, 2016
Chief Executive Officer (“CEO”) of the Company	$389	$389
A company controlled by the CEO	136,496	136,496
Total	$136,885	$136,885

During the six months ended June 30, 2017, there were no related party transactions.

NOTE 3–STOCKHOLDERS’ DEFICIT

Common shares

During the three months ended June 30, 2017, the Company issued 540,000 common shares pursuant to the conversion of 540,000 shares of the Company’s Series A Preferred Stock.

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

During the three months ended June 30, 2017, the Company did not issue any preferred shares.

On January 17, 2016, the Company issued 400,000 Series A Preferred Stock at $0.25 per share for $100,000. On April 11, 2017, the Company converted these preferred shares to 400,000 shares of the Company’s common stock at the conversion rate of one share of preferred for each common share.

On February 25, 2016, the Company issued 140,000 Series A Preferred Stock at $0.25 per share for $35,000. On April 11, 2017, the Company converted these preferred shares to 140,000 shares of the Company’s common stock at the conversion rate of one share of preferred for each common share.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months and six months ended June 30, 2017. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

On January 4, 2016, we made an investment in Curved Rolling Papers LLC (“Curved”). We entered into an agreement (the “Agreement”) with Curved that provided for the purchase of up to 5% ownership in Curved for $250,000 to be paid in installments. We anticipated funding the investment in the Agreement through unrelated equity funding. Curved was to receive $250,000 in consideration from January 4, 2016 through March 1, 2016. We invested $50,000 on January 4, 2016 and $50,000 on February 2, 2016. We were unable to fund the additional contributions to Curved since the additional equity we were seeking to raise did not materialize. Curved subsequently notified us that it was transferring its assets to a new entity and discontinuing Curved, thus, nullifying our investment. Furthermore, Curved failed to deliver to us our membership certificate and has declined to return our investment, Our negotiations with Curved have not resulted in a satisfactory resolution.

Given that our negotiations with Curved have not resulted in a satisfactory resolutions, we intend to file for mediation against Curved and its owners, in the State of New York, for rescission of the Agreement to return of our $100,000 investment in Curved. Our decision to file a lawsuit is in response to Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing and declining to return any of the 100,000 we invested in Curved. We intend to continue vigorously pursuing return of our $100,000.

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

As of June 30, 2017, we had $51,656 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock and proceeds from our public offering. As of June 30, 2017, the Company has $52,200 in accounts payable and accrued liabilities and $136,885 in related party advances.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months and six months ended June 30, 2017, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Revenues. We did not have any revenues for the three months ended June 30, 2017 or 2016.

Operating expenses. Operating expenses included general and administrative expenses. In total, operating expenses decreased $16,882 or, 67.99% to $7,949 for the three months ended June 30, 2017 compared to $24,831 for the three months ended June 30, 2016. The components of operating expenses are discussed below.

●	General and administrative expenses increased $968, or 13.87%, to $7,949 for the three months ended June 30, 2017 compared to $6,981 for the comparable period in 2016. The increase is attributable to $2,056 in officer compensations, $3,500 in Edgar filing fees and the balance in various miscellaneous expenses.

●	Professional fees decreased $17,850, or 100.0%, to $0 for the three months ended June 30, 2017 compared to $17,850 for the comparable period in 2016. The decrease is attributable to a decrease in legal fees.

Net Loss. Our net loss decreased $16,882, or 71.4%, to $7,949 for the three months ended June 30, 2017 compared to a net loss of $24,831 for the comparable period in 2016. The decrease is primarily attributable to the decrease in professional fees.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Revenues. We did not have any revenues for the six months ended June 30, 2017 or 2016.

Operating expenses. Operating expenses included general and administrative expenses. In total, operating expenses decreased $16,540 or, 39.42% to $20,684 for the six months ended June 30, 2017 compared to $34,144 for the six months ended June 30, 2016. The components of operating expenses are discussed below.

●	General and administrative expenses increased $5,889, or 57.21%, to $16,183 for the six months ended June 30, 2017 compared to $10,294 for the comparable period in 2016. The increase is attributable to $8,276 in officer compensations, $3,500 in Edgar filing fees and the balance in miscellaneous expenses offset by a $1,166 decrease in dues and subscriptions, a $2,247 decrease in travel and a $2,214 decrease in meals and entertainment as well as other miscellaneous expenses.

●	Professional fees decreased $19,350, or 81.10%, to $4,500 for the six months ended June 30, 2017 compared to $23,850 for the comparable period in 2016. The decrease is attributable to a decrease in legal fees.

Net Loss. Our net loss decreased $113,461, or 84.60%, to $20,684 for the six months ended June 30, 2017 compared to a net loss of $134,144 for the comparable period in 2016. The decrease is due to no loss on investment for the six months ended June 30, 2017 and the components discussed above.

Liquidity and Capital Resources. For the six months ended June 30, 2017, we did not issue any shares of our common stock or preferred stock for cash. We issued 540,000 common shares to convert the 540,000 shares of Series A preferred stock.. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $54,656 as of June 30, 2017, consisting of $51,656 in cash and $3,000 in prepaid expenses. Our working capital deficit was $134,429 as of June 30, 2017.

As of June 30, 2017, our total liabilities are $189,085 consisting of $52,200 in accounts payable and accrued liabilities and $136,885 in related party advances.

As of June 30, 2017, our total stockholders’ deficit was $134,429 and we had an accumulated deficit of $303,231.

We had $16,184 in net cash used in operating activities for the six months ended June 30, 2017, which included $20,684 in net loss, which amount was decreased by $4,500 in accounts payable.

We had $0 in cash used by investing activities for the six months ended June 30, 2017.

We had $0 in cash provided by financing activities the six months ended June 30, 2017.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2017.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three-months ended June 30, 2017.

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

We invested $50,000 on January 4, 2016 and $50,000 on February 2, 2016. We were unable to fund the additional investments since the additional equity it was seeking to raise did not materialize. In May 2016, Curved notified us that it was transferring its assets to a new entity and discontinuing Curved, thus, nullifying our investment. Furthermore, Curved has failed to provide us with our membership certificate. Our negotiations with Curved have not resulted in a satisfactory resolution.

Given that our negotiations have not resulted in a satisfactory resolutions, we intend to file for mediation against Curved and its owners in New York seeking rescission of the Agreement to return of our $100,000 investment in Curved. Our decision to file for mediation is in response to the Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing, but declining to return any of the $100,000 we invested in it. We intend to continue vigorously pursuing return of its $100,000.

On January 12, 2016, we amended our Articles of Incorporation to authorize up to 4,000,000 shares of a Series A Stock (the “Series A Stock”) issuable at $0.25 per share and convertible into its common stock on a 1 for 1 basis. On January 17, 2016, we sold 400,000 shares of its Series A Stock for $100,000 in cash. On February 25, 2016, we sold 140,000 of its Series A Stock for $35,000 in cash. These offerings were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. On April 11, 2017, we converted the 540,000 shares of Series A Stock into 540,000 shares of our common stock.

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

In summary, during months 1-6, we should have established our office and further expanded our website. After this point, we should be ready to start more significant operations and start selling our services. During months 6-12 we will be developing our marketing campaign. There is no assurance that we will ever generate any revenue.

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

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended June 30, 2017.

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

(b)	Changes in Internal Controls over Financial Reporting

During the three-month period ended June 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VIGILANT DIVERSIFIED HOLDINGS, INC.

August 21, 2017	/s/ Todd Vigil
Todd Vigil
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

