Form 10-Q
period 2017-09-30
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2017-11-14
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

Yes [  ] No [X]

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2017, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,696,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$7,324	$67,840
Prepaid expense	-	3,000

TOTAL ASSETS	$7,324	$70,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$21,700	$47,700
Related party advances	136,885	136,885
Total Liabilities	158,585	184,585
Stockholders’ Deficit
Preferred Stock: authorized 10,000,000 preferred shares,$0.0001 par value, 4,000,000 designated to Series A Preferred Stock; none issued and outstanding on September 30, 2017 and 540,000 issued and outstanding on December 31, 2016	-	54
Common Stock: authorized 100,000,000 common shares, par value $0.0001, 15,696,000 and 15,156,000 issued and outstanding September 30, 2017 and December 31, 2016	1,570	1,516
Additional Paid-In Capital	167,232	167,232
Accumulated Deficit	(320,063)	(282,547)
Total Stockholders’ Deficit	(151,261)	(113,745)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,324	$70,840

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Interim Statement of Operations

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Expenses:
General & administrative	$13,832	$12,178	$30,016	$22,472
Professional fees	3,000	6,000	7,500	29,850
Total Expenses	16,832	18,178	37,516	52,322

Loss before Other Items	(16,832)	(18,178)	(37,516)	(52,322)
Other Expense:
Loss on investment	-	-	-	(100,000)

Net and Comprehensive Loss for the Period	$(16,832)	$-	$(37,516)	$(152,322)

Net Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	15,696,000	15,156,000	15,468,329	15,148,494

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Interim Statement of Stockholders’ Deficit

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Stock Proceeds	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Deficit
Balance, December 31, 2015	15,020,000	$1,502	-	$-	$(1,700)	$100,000	$(113,636)	$(13,834)
Preferred stock issued for cash	-	-	540,000	54	134,946	(100,000)	-	35,000
Common stock issued for cash	136,000	14	-	-	33,986	-	-	34,000
Net loss	-	-	-	-	-	-	(168,911)	(168,911)
Balance, December 31, 2016	15,156,000	1,516	540,000	54	167,232	-	(282,547)	(113,745)
Conversion of preferred shares	540,000	54	(540,000)	(54)	-	-	-	-
Net loss for the period	-	-	-	-			(37,516)	(37,516)
Balance, September 30, 2017	15,696,000	$1,570	$-	$-	$167,232	$-	$(320,063)	$(151,261)

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Interim Statements of Cash Flows

(unaudited)

	For the nine months ended	For the nine months ended
	September 30, 2017	September 30, 2016
OPERATING ACTIVITIES:
Net income (loss)	$(37,516)	$(152,322)
Loss on investment	-	100,000
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	3,000	-
Accounts payable and accrued liabilities	(26,000)	23,884
Net cash used by Operating activities	(60,516)	(28,438)

INVESTING ACTIVITITES:
Investment	-	(100,000)
Net cash used by investing activities	-	(100,000)

FINANCING ACTIVITIES:
Issuance of common stock	-	34,000
Issuance of preferred stock	-	35,000
Net cash provided by Financing Activities	-	69,000

Net increase in cash	(60,516)	(59,438)
Cash, beginning of period	67,840	134,751
Cash, end of period	$7,324	$75,313

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Interim Financial Statements

September 30, 2017

NOTE 1-NATURE OF BUSINESS

Vigilant Diversified Holdings Inc. (the “Company”) was incorporated under the laws of the state of Nevada on June 30, 2015. The Company has had limited operations and has developed a business plan to consult with companies involved in the cannabis industry in the United States. To date, its business activities have been limited to organizational matters, developing a website, refining its business plan and attempting to secure clients. In the third quarter of 2017, the Company has decided to pursue an acquisition strategy and is in discussions with various parties to make an acquisition of an operating business. While it pursues this new strategy, it will continue to seek consulting clients.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, included in the Company’s report on Form 10-K.

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

NOTE 2–RELATED PARTY TRANSACTIONS

The amounts due to related parties are as follows:

	September 30, 2017	December 31, 2016
Chief Executive Officer (“CEO”) of the Company	$389	$389
A company controlled by the CEO	136,496	136,496
Total	$136,885	$136,885

During the nine months ended September 30, 2017, there were no related party transactions.

NOTE 3–STOCKHOLDERS’ DEFICIT

Common shares

During the three months ended September 30, 2017, the Company did not issue any common or preferred shares.

Preferred shares

On January 12, 2016, the Company designated 4,000,000 preferred shares into its Series A Preferred Stock which have a value of $0.25 per share, are nonvoting, convertible and not entitled to dividends. Each preferred share is convertible at $0.25 per share into one common share on the earlier of: (1) the time the Company receives its stock symbol; or (2) nine months from the date of purchase. The conversion price is subject to an adjustment if a capital transaction of the Company dilutes the preferred shareholder’s percent ownership of the Company’s common stock.

During the three months ended September 30, 2017, the Company did not issue any preferred shares.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months and nine months ended September 30, 2017. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

Given that our negotiations with Curved have not resulted in a satisfactory resolution, we intend to file for mediation against Curved and its owners, in the State of New York, for rescission of the Agreement to return of our $100,000 investment in Curved. Our decision to file a lawsuit is in response to Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing and declining to return any of the 100,000 we invested in Curved. We intend to continue vigorously pursuing return of our $100,000.

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

Our business plan is for us to expand throughout California and Colorado and we have sought to bring an array of services to each new state that legalizes the use of cannabis according to appropriate state and federal laws; however, we have been unable to obtain any clients. Therefore, while we will still continue to seek clients, we are also pursuing an acquisition strategy to acquire a company or companies that have positive cash flow or develop into a positive cash flow company in the near future. There can be no assurance that we will be able to enter into any agreement or agreements with any acquisition target.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months and nine months ended September 30, 2017, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenues. We did not have any revenues for the three months ended September 30, 2017 or 2016.

Operating expenses. Operating expenses included general and administrative expenses and professional fees. In total, operating expenses decreased $1,346, or 7.40%, to $16,832 for the three months ended September 30, 2017 compared to $18,178 for the three months ended September 30, 2016. The components of operating expenses are discussed below.

●	General and administrative expenses increased $1,654, or 13.87%, to $13,832 for the three months ended September 30, 2017 compared to $12,178 for the comparable period in 2016. The increase is attributable to an increase of $9,809 in officer compensations offset by a $3,500 decrease in Edgar filing fees, a $2,357 decrease in travel and entertainment and the balance by a decrease in various miscellaneous expenses.
●	Professional fees decreased $3,000, or 50.0%, to $3,000 for the three months ended September 30, 2017 compared to $6,000 for the comparable period in 2016. The decrease is attributable to a decrease in accounting fees.

Net Loss. Our net loss decreased $1,346, or 7.40%, to $16,832 for the three months ended September 30, 2017 compared to a net loss of $18,178 for the comparable period in 2016. The decrease is primarily attributable to the components discussed above.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenues. We did not have any revenues for the nine months ended September 30, 2017 or 2016.

Operating expenses. Operating expenses included general and administrative expenses and professional fees. In total, operating expenses decreased $14,806, or 28.30%, to $37,516 for the nine months ended September 30, 2017 compared to $52,322 for the nine months ended September 30, 2016. The components of operating expenses are discussed below.

●	General and administrative expenses increased $7,544, or 33.6%, to $30.016 for the nine months ended September 30, 2017 compared to $22,472 for the comparable period in 2016. The increase is attributable to $18,085 in officer compensations, and the balance in miscellaneous expenses offset by a $4,690 decrease in dues and subscriptions, a $5,176 decrease in travel and a $3,009 decrease in meals and entertainment as well as other miscellaneous expenses.
●	Professional fees decreased $22,350, or 74.90%, to $7,500 for the nine months ended September 30, 2017 compared to $29,850 for the comparable period in 2016. The decrease is attributable to a decrease in legal and accounting fees.

Other Expense. Other expenses decreased $100,000, or 100.00%, to $0 for the nine months ended September 30, 2017 compared to $100,000 for the comparable period in 2016. The decrease was due to the one-time write off of the Company’s investment in another company.

Net Loss. Our net loss decreased $114,806, or 75.40%, to $37,516 for the nine months ended September 30, 2017 compared to a net loss of $152,322 for the comparable period in 2016. The decrease is primarily due to no loss on investment for the nine months ended September 30, 2017 and the components discussed above.

Liquidity and Capital Resources. For the nine months ended September 30, 2017, we did not issue any shares of our common stock or preferred stock for cash. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $7,324 as of September 30, 2017, consisting of $7,324 in cash. Our working capital deficit was $151,261 as of September 30, 2017.

As of September 30, 2017, our total liabilities are $158,585 consisting of $21,700 in accounts payable and accrued liabilities and $136,885 in related party advances.

As of September 30, 2017, our total stockholders’ deficit was $151,261 and we had an accumulated deficit of $320,063.

We used $60,516 in operating activities for the nine months ended September 30, 2017, which included $37,516 in net loss, which amount was decreased by $3,000 in prepaid expenses and increased by $26,000 in accounts payable and accrued liabilities.

We had $0 in cash used by investing activities for the nine months ended September 30, 2017.

We had $0 in cash provided by financing activities the nine months ended September 30, 2017.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2017.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three-months ended September 30, 2017.

Plan of Operation

We were incorporated in the State of Nevada on June 30, 2015. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We made one significant investment in a company, which we have written off. We have not generated any revenues and while we are continuing to pursue our consulting model, we are also pursuing an acquisition strategy to acquire a profitable or soon to be profitable company. If we are unable to successfully raise additional operating capital, find customers who will engage us to provide consulting services, or if we are unable to find a suitable target to acquire, we may be unable to continue our business and will attempt to sell ourselves to an acquiror.

From inception, our business strategy is to market our website (www.vigilantdiversifiedholdings.com) whereby potential companies will be able to review our services and engage us. We will continue to market our presence on various sites and by attending select conferences. We are also focusing on expanding our referral network by targeting other advisors such as lawyers, accountants, and other service professionals that focus on the cannabis industry.

The number of companies, which we will be able to provide services to will depend upon the success of our marketing efforts through our website and our referral network.

Our business model is to advise and consult with companies and individuals focused on the cannabis industry by offering various consulting services such as administrative support to their management so that management can focus on the core products and services and not be consumed by administrative details that consume their time. Our plan has been to advise companies on their capital formation, consulting with jurisdictional selection, corporate governance, administrative duties, such as bookkeeping, accounting, regulatory compliance and reporting, valuation and other administrative tasks that entrepreneurs may not be familiar. We envision ourselves as mentors to empower companies to achieve their business growth objectives by providing the management team with financial and management guidance and partnering with them to help them succeed in the cannabis markets. While our initial focus will be the cannabis industry, we also intend to offer our services to companies in other industries.

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

While we will continue to market our consulting services, we also intend to pursue an acquisition strategy to acquire a company or companies utilizing our stock and by raising additional capital for the acquisition.

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

Given that our negotiations have not resulted in a satisfactory resolution, we intend to file for mediation against Curved and its owners in New York seeking rescission of the Agreement to return of our $100,000 investment in Curved. Our decision to file for mediation is in response to the Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing, but declining to return any of the $100,000 we invested in it. We intend to continue vigorously pursuing return of its $100,000.

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

Raise Working Capital

We intend to concentrate our efforts on raising capital to provide the necessary working capital for our operations. Our operations will be limited due to the limited funds on hand. Upon raising additional capital, our plan of operations is as follows:

Establish our Office

Time Frame: 1st- 3rd months.

Material costs: minimum $2,500.

Upon our next round of financing, we plan to set up a physical office in Beverly Hills, CA where we currently operate from a virtual office. We then intend to acquire the necessary equipment to continue operations. We plan to purchase or lease office equipment such as PC, telephones, fax, office supplies and furniture. Our officer and director, Todd W. L. Vigil, will take care of our initial administrative duties. We believe that it will cost at least $2,500 to set up office and obtain the necessary equipment and stationery to continue operations. If we raise sufficient funds for working capital, we will buy better equipment with advanced features that will cost us approximately $500 more. In this case, set up costs will be approximately $3,000. In the event, we raise $100,000, we will buy additional and more advanced equipment that will help us in everyday operations; therefore, the office set up costs will be approximately $3,500. Diana Vigil intends to continue working from Denver, Colorado and will also work out of the office in Beverly Hills, CA, when necessary. Todd Vigil plans to work in Denver, Colorado on an as needed basis.

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

Negotiate agreements with potential referral sources and customers

Time Frame: 6th-12th months.

No material costs.

Since our website is operational, we have begun contacting potential customers and referral sources. We will negotiate terms and conditions of collaboration. To date, we have focused on Colorado and California based cannabis companies as well as their advisors such as attorneys and accountants. We do not expect to compensate any referral sources and will offer reciprocal referrals to any source that is willing to refer us clients. If we can establish costumers in Colorado and California, then we plan to expand our target market to other service providers and investment professionals such as brokers and investment bankers. This activity will be ongoing throughout our operations. Even though the negotiation with potential customers and referral sources will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail and we will have to cease our operations. We do not expect to enter into formal written agreements with our referral sources and intend for these agreements to be oral. We intend to enter into consulting agreements with our clients that will set forth the scope of services we agree to with these clients and provide for the hourly, contingent or flat rate billing arrangements.

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

If we do not raise additional working capital, our cash reserves will be not sufficient to meet our obligations for the next twelve-month period. We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $50,000 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding soon. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from Vigil & Vigil Investments, LLC or our officer and sole director or our other officer. Vigilant Diversified Holdings, Inc., a Colorado corporation, has already advanced us $136,885, to meet our obligations for this Offering and complete our 12-months business plan. However, it has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. If we raise less than $200,000, we will reduce the money we intend to allocate to marketing and other expenses.

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

Our management does not expect to incur any material research costs in the next twelve months; we currently do not own any plants or equipment that we would seek to sell soon; we do not have any off-balance sheet arrangements; and we have only paid for necessay business expenses on behalf of our officer or directors. Additionally, we believe that this fact shall not materially change.

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

(b)	Changes in Internal Controls over Financial Reporting

During the three-month period ended September 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VIGILANT DIVERSIFIED HOLDINGS, INC.

November 15, 2017	/s/ Todd Vigil
Todd Vigil
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

