Form 10-K
period 2017-12-31
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2018-05-25
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-206963

Vigilant Diversified Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	47-4543540 (I.R.S. Employer Identification No.)

433 North Camden Drive, Suite 600, Beverly Hills, CA 90210

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 279-5169

Common Stock, no par value per share (Title of Each Class)	None (Name of Each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 based upon the last sale price of the common stock of such date: $199,000.

The number of shares of the registrant’s common stock issued and outstanding as of May 24, 2018 was 16,398,400.

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

PART I

Item 1. Description of Business.

Organization

We were incorporated in the State of Nevada as a for-profit company on June 30, 2015, under the name Vigilant Diversified Holdings, Inc. and our incorporator adopted our bylaws and appointed our sole director. To date, we have limited operations and have been focused on implementing our business plan to provide management consulting services to start-up and development stage enterprises in North America that are in the cannabis industry. We have established a fiscal year end of December 31. We are also actively pursuing acquisition opportunities that can provide us with immediate revenues.

On June 30, 2015, we issued 15,000,000 shares of our $0.0001 par value common stock, valued at $0.0001 per share, to our 2 initial shareholders, which includes 14,900,000 common shares to Vigil & Vigil Investments, LLC, a Colorado limited liability company, in exchange for organizational services incurred in our formation, which our sole director valued at $0.0001 per share, or $1,490 for preformation services rendered to develop our organization, business model and website. Vigil & Vigil Investments, LLC is owned 40% by our chief executive officer, Todd W. L. Vigil, and 60% by Diana Vigil, our Vice President and Secretary. Diana Vigil is the mother of Todd Vigil. On June 30, 2015, we also issued 100,000 shares of our $0.0001 par value commons shares to our other initial shareholder, Jonathan McDermott, in exchange for organizational services incurred in our formation, which our sole director valued at $0.0001 per share, or $10 for preformation services rendered to us for assisting in our organization. From December 21, 2015 until May 11, 2016, we issued 156,000 shares of our common stock at $0.25 per share for $39,000 to 21 investors. On April 11, 2017, we converted 540,000 shares of our Series A Preferred into 540,000 shares of our common stock. On November 14, 2017, we issued 60,000 shares of our common stock at $0.25 per share for a total of $15,000. On November 24, 2017, we issued 642,400 shares of our common stock, which our sole director valued at $0.25 per share in exchange for $147,485 in related party advances and accounts payable.

We believe that our present capital is insufficient to cover our monthly burn rate for the next 12 months. We believe that we will require a minimum of $50,000 in cash to accomplish the goals set out in our plan of operation. To the extent, we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to raise additional capital from investors through loans or advances from our majority shareholder or other third parties.

Our principal business, executive and registered statutory office is located at 433 N. Camden Dr., Suite 600, Beverly Hills, CA 90210 and our telephone number is (310) 279-5169, fax is (310) 388-0697 and email contact is info@vigilantdiversifiedholdings.com. Our URL address is www.vigilantdiversifiedholdings.com.

Business

We were incorporated under the laws of the State of Nevada on June 30, 2015, with fiscal year end in December 31. We are a company that has not generated any revenue and started our operations in 2015. In January 2016, we made a $100,000 investment in Curved Rolling Papers, LLC, a company that provides curved rolling papers to the tobacco and cannabis industry. We have since written off our investment and may seek a refund of our investment through mediation.

Since beginning operations in June 2015, we have not earned any revenues or provided any consulting services and we have an accumulated deficit of $375,600 as of December 31, 2017. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Our chief executive officer and director, Todd W. L. Vigil, and our other office, Diana Vigil, are our only personnel. Mr. Vigil and Ms. Vigil intend to devote at least 10 hours per week to us but may increase the number of hours as necessary.

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

In January 2016, we authorized a Series A preferred and, in 2016, we issued 540,000 shares of our Series A preferred for $135,000 in cash from two investors. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company has not generated profits to date and has minimal liquidity, which raises substantial doubt as to its ability to continue as a going concern.” In April 2017, we converted the 540,000 Series A preferred shares into 540,000 shares of our common stock.

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

Competition

The consulting services industry is highly competitive. We compete with a variety of companies, many of which have greater financial and other resources than us or are subsidiaries or divisions of larger organizations. The industry is characterized by a small number of large, dominant organizations that perform this service, such as accounting firms, law firms, consultants as well as many companies that have greater financial and other resources than us.

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

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do, and they may compete more effectively than we can. If our competitors offer services at lower prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations. Furthermore, many of our competitors are able to obtain more experienced employees than we can.

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

Employees

Presently, we do not have any employees other than our officers and sole director who devote their time as needed to our business and expect to devote ten hours per week.

Legal Proceedings

We are not involved in any legal proceedings; however, we may pursue binding mediation against Curved Rolling Papers, LLC. See Results of Operations and Footnote 8 to our financial statements. None of our officers or director is a party to any legal proceeding or litigation. None of our officers or director has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

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

We have incurred a loss since inception and our future is dependent upon us obtaining additional financing and our ability to achieve profitability

We had an accumulated deficit of $375,600 as at December 31, 2017. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our services. We plan to seek additional funds through private placements of our common stock. Private placements of our common stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of Todd W. L. Vigil, our president and director, and Diana Vigil, vice president and secretary. The loss of our officers and director, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any office/director and us; however, Todd W. L. Vigil, and Diana Vigil intend to enter into employment agreements in the future. However, as of now, there is no guarantee that replacement personnel, if any, will help us to operate profitably. They each have been, and continue to expect to be, able to commit approximately 10 hours per week of their time, to the continued implementation of our business plan. If management were required to spend additional time with outside employment, they may not have sufficient time to devote to us and we would be unable to continue to implement our business plan resulting in the business failure.

We do not maintain key person life insurance on our officer and directors.

If we are unable to obtain additional funding our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2017, we had $3,702 in cash on hand and $6,529 in assets. From June 30, 2015 (inception) to November 24, 2017, our shareholders advanced us $136,885 to cover our operating expenses. On November 24, 2017, our related party exchanged its related party advances for shares of our common stock at a price of $0.25 per share and our legal counsel was issued 42,400 shares of our common stock in exchange for the relief of $10,600 in accounts payable. If we are unable to develop our business or secure additional funds our business would fail, and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

General domestic and international economic conditions could have a material adverse effect on our operating results and common stock price and our ability to obtain additional financing.

As a result of the current economic environment and macro-economic challenges currently affecting the economy of the United States and other parts of the world with recent tariffs, some of the consulting services that we may desire to offer to clients could suffer delays or postponement until the economy strengthens, which could in turn effect our ability to obtain additional financing. We anticipate our revenues to be derived from the sale of our services, which could be suffer if customers are suffering from the economy. During weak economic conditions and rising interest rates, we may not experience any growth if we are unable to obtain financing to enable us to market and offer our services. If the domestic and/or international economy were to weaken, the demand for any consulting services we may desire to offer could decline, which could have a material adverse effect on our operating results and stock price.

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

There is no established track record for companies pursuing our business strategy, and there is no guarantee that our business strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue, which may cause the value of the Company to decrease, thereby potentially causing our stockholders to lose their investments. The success of our strategy will depend on numerous factors including:

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

Marijuana remains illegal under federal law. It is a Schedule-I controlled substance. Even in those jurisdictions in which the use of medical and recreational marijuana has been legalized with some states, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana preempts state laws that legalize its use for medicinal purposes. Presently, despite federal law, many states are maintaining existing laws and passing new ones in this area.

Regardless of the Trump Administration’s developing policies, the federal government may at any time choose to enforce the federal law, and, in the past, it has investigated medical marijuana businesses in the various states in which we intend to do business. Moreover, President Trump and his new administration may pursue a less favorable policy. A change in the federal attitude towards enforcement could cripple the industry.

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

Our officer and directors may have conflicts in allocating their time to our business

Our officers and directors are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities including Mr. Vigil’s other business. Ms. Vigil’s current business is serving on various non-profit boards therefore, we do not believe that she presently has any conflicts with us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated.

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

If we become able to have our shares of common stock quoted on the OTC Markets, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC Markets), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTC Markets. What this means to is that while DTC-eligibility is not a requirement to trade on the OTC Markets), it is a necessity to process trades on the OTC Markets if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Vigil & Vigil Investments, LLC, a Colorado limited liability company owns 14,960,000 or 91.23% of our common stock as of December 31, 2017. Vigil & Vigil Investments, LLC is owned 40% by Todd W. L. Vigil, our director and chief executive officer and 60% by Diana Vigil, our vice president and secretary. As a result, it effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions as well as their compensation. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

Except for the 156,000 shares registered pursuant to our registration statement, the remaining outstanding shares of common stock (15,360,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

As of the effective date of our registration statement, November 12, 2015, we became subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our director, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited. Although we have not filed a Form 8A, we intend to do so in the near future.

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

Item 3. Legal Proceedings

We are not a party to any legal proceedings; however, we may file an action for binding mediation against Curved Rolling Papers, LLC and its management.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our common stock, and a public market may never develop. We have entered into an agreement with a market maker, to file an application with FINRA, so as to be able to quote the shares of our common stock on the OTC Markets overseen by FINRA. There can be no assurance as to whether such market maker’s application will be accepted by FINRA. We cannot estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

If we become able to have our shares of common stock quoted on the OTC Markets, we will then try, through a broker-dealer and its clearing firm, to become eligible with the DTC to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC Markets), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTC Markets). What this means to is that while DTC-eligibility is not a requirement to trade on the OTC Markets, it is a necessity to process trades on the OTC Markets if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

15,360,000 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

At the present time, we do not believe we are classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act.

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

Common Stock Currently Outstanding

As of December 31, 2017, we had 16,398,400 shares of our common stock outstanding.

Holders

As of December 31, 2017, we had 28 stockholders of record.

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

Transfer Agent

VStock Transfer, LLC is our independent stock transfer agent.

Recent Sales of Unregistered Securities

On April 11, 2017, we issued 540,000 shares of our common stock in exchange for 540,000 shares of our Series A preferred stock at the exchange price of $0.25 per share in a transaction that was exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. On November 24, 2017, we sold 60,000 shares of our common stock at a price of $0.25 per share for $15,000 in cash in a transaction that was exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 24, 2017, we issued 600,000 shares of our common stock at a price of $0.25 per share in exchange for $150,000 in related party advances and 42,400 shares of our common stock at a price of $0.25 per share in exchange for $10,600 in accounts payable. Both transactions were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

In this Annual Report on Form 10-K, “Company,” “the Company,” “us,” and “our” refer to Vigilant Diversified Holdings, Inc., a Nevada corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2017 and our results of operations for the years ended December 31, 2017 and 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

We may file for binding mediation against Curved and its owners, in the State of New York, for rescission of the Agreement to return of our $100,000 investment in Curved. Our decision to consider filing for binding mediation is in response to Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing and declining to return any of the 100,000 we invested in Curved. We may pursue Curved for the return of our $100,000.

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

On July 22, 2015, we engaged a cannabis consulting firm to provide a variety of services to us, including, but not limited to, introducing us to various cannabis opportunities. Our agreement with them was for 6 months for a total fee of $25,000 payable as follows: (i) $10,000 upon execution, $7,500 thirty days thereafter and the balance of $7,500 ninety days thereafter. We have paid them the full amount due under the agreement; however, they are still presenting various opportunities to us.

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

As of December 31, 2017, we had $3,702 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by the sale of our common or preferred stock or with advances from our shareholders or third party investors. The additional equity or debt financings will likely be in the form of private placements of common stock, preferred stock or convertible debt. As of December 31, 2017, the Company has $37,727 in accounts payable.

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

Although we do not have any binding agreements to merge or acquire any other entity, we are actively evaluating opportunities that could provide us with revenues.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2017 together with notes thereto, which are included in this Annual Report on Form 10-K.

For the year ended December 31, 2017 compared to the year ended December 31, 2016

Revenues. We did not have any revenues for the year ended December 31, 2017 or December 31, 2016. The lack of revenues is based on our lack of customers to utilize our services.

Operating expenses. Operating expenses include general and administrative expenses, professional fees, salaries, wages and benefits and transfer agent and Edgar filing fees. In total, operating expenses increased $24,142, to $93,053 for the year ended December 31, 2017 compared to $68,911 for the comparable period in 2016. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $12,927, to $9,634 for the year ended December 31, 2017 compared to $22,561 for the comparable period in 2016.

●	Professional fees increased $4,350, or 10.78%, to $44,700 for the year ended December 31, 2017 compared to $40,350 for the comparable period in 2016. The increase is due to an increase in legal fees.

●	Salaries, wages and benefits increased $34,115 to $34,115 for the year ended December 31, 2017 compared to $0 for the comparable period in 2016. The increase is attributable to our decision to compensate our chief executive officer $21,000 in 2017 and $13,115 stock-based compensation to our Secretary as part of the conversion of related party debt for stock.

●	Transfer agent and Edgar filing fees decreased $1,396, to $4,604 for the year ended December 31, 2017 compared to $6,000 for the comparable period in 2016. This is decrease is due to a decrease in Edgar and filing fees.

Net Loss. Our net loss decreased $75,858, to $93,053 for the year ended December 31, 2017 compared to a net loss of $68,911 for the comparable period in 2016. The loss is attributable to our operating expenses as set forth above.

Liquidity and Capital Resources. In November 2017, we issued 60,000 common shares at $0.25 per share, for $15,000 in cash.

Our total assets are $6,529 as of December 31, 2017, consisting of $3,702 in cash and $2,827 in prepaid expenses. Our working capital deficit was $31,198 as of December 31, 2017.

Our total liabilities as of December 31, 2017 are $37,727, which consist of $37,727 in accounts payable.

As of December 31, 2017, out total stockholders’ deficit is $31,198 and our accumulated deficit is $375,600.

We had $79,138 in cash used by operating activities, which consisted of $93,053 in net loss offset by $13,115 in stock-based compensation, $173 in prepaid expenses and $627 in accounts payable.

We had $15,000 provided by financing activities as a result of a common share private placement of 60,000 common shares at $0.25 per share.

We did not have any cash provided or used by investing activities for the year ended December 31, 2017.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2017.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2017.

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

We may file for binding mediation against Curved and its owners, in the State of New York, for rescission of the Agreement to return of its $100,000 investment in Curved. Our decision to consider filing for binding mediation is in response to the Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing, but declining to return any of the 100,000 we invested in it. We may pursue the return of our $100,000 investment.

On January 12, 2016, we amended our Articles of Incorporation to authorize up to 4,000,000 shares of a Series A Convertible Preferred Stock (the “Series A Stock”) issuable at $0.25 per share and convertible into its common stock on a 1 for 1 basis. From January 12, 2016 to June 30, 2016, we sold 540,000 shares of its Series A Stock for $135,000 in cash. These offerings were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. On April 11, 2017, we converted the 540,000 shares of Series A Stock to 540,000 shares of our $0.0001 par value common stock.

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

Negotiate agreements with potential referral sources and customers

Time Frame: 6th-12th months.

No material costs.

Once our website is improved, we will contact and start negotiation with potential customers and referral sources. We will negotiate terms and conditions of collaboration. At the beginning, we plan to focus primarily on Colorado and California based cannabis companies as well as their advisors such as attorneys and accountants. We do not expect to compensate any referral sources and will offer reciprocal referrals to any source that is willing to refer us clients. Then we plan to expand our target market to other service providers and investment professionals such as brokers and investment bankers. This activity will be ongoing throughout our operations. Even though the negotiation with potential customers and referral sources will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail, and we will have to cease our operations. We do not expect to enter into formal written agreements with our referral sources and intend for these agreements to be oral. We intend to enter into consulting agreements with our clients that will set forth the scope of services we agree to with these clients and provide for the hourly, contingent or flat rate billing arrangements.

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

Commence Marketing Campaign

Time Frame: 6th - 12th months.

Material costs: $20,000-$80,000.

At the same time as we start negotiation process with potential customers and our website is improved, we will continue to market our services. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in the cannabis industry to showcase our services with a view to find new customers. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use Internet promotion tools on Facebook and Twitter to advertise our services. We intend to spend from $20,000-$80,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations. Our campaign will consist of soliciting clients by offering to provide administrative support to management with an emphasis on relieving management from the details of administrative paperwork, so they can focus on their creative efforts.

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

Todd W. L. Vigil, our president will be devoting approximately forty hours per week to our operations. Once we expand operations and are able to attract more and more customers to use our services, Mr. Vigil has orally agreed to commit more time as required.

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. The amount may vary depending upon how much we spend on marketing, advances to independent contractors and other expenses. We believe we would need a minimum of $50,000.

Description	Amount
Expenses
SEC reporting and compliance	$40,000
Establishing and office	3,500
Website expansion	5,000
Marketing and advertising	70,000
Advances to independent contractors	36,000
Other expenses	45,500
Total	$200,000

If we do not raise additional working capital, our cash reserves will be not sufficient to meet our obligations for the next twelve-month period. We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $50,000 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from Vigil & Vigil Investments, LLC or our officer and sole director or our other officer. Vigilant Diversified Holdings, Inc., a Colorado corporation (“Vigilant CO”), has previously advanced us $136,885, to meet our obligations and, on November 24, 2017, we converted this related party advance for 400,000 shares of our $0.0001 par value common stock at a price of $0.25 per share, and issued the shares to the Vigilant CO’s shareholders who provided the funds to Vigilant CO. Our majority shareholder or our officers and sole director do not have a firm commitment, arrangement or legal obligation to advance or loan funds to us.

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

VIGILANT DIVERSIFIED HOLDINGS, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Vigilant Diversified Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vigilant Diversified Holdings Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenue sufficient to cover operating costs and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

May 24, 2018

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$3,702	$67,840
Prepaid expense	2,827	3,000

TOTAL ASSETS	$6,529	$70,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	37,727	47,700
Related party advances	-	136,885

TOTAL LIABILITIES	37,727	184,585

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 5,000,000 preferred shares, $0.0001 par, none and 540,000 issued and outstanding on December 31, 2017 and 2016	-	54
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 16,398,400 and 15,156,000 issued and outstanding on December 31, 2017 and 2016	1,640	1,516
Additional paid-in capital	342,762	167,232
Accumulated Deficit	(375,600)	(282,547)
TOTAL STOCKHOLDERS’ DEFICIT	(31,198)	(113,745)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$6,529	$70,840

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Operations

	For the years ended
	December 31, 2017	December 31, 2016
Expenses

General & administrative expenses	$9,634	$22,561
Professional fees	44,700	40,350
Salaries, wages and benefits	34,115	-
Transfer agent and filings	4,604	6,000

Total Expenses	$93,053	$68,911

Net Loss for the Period	$(93,053)	$(68,911)

Other Expense:
Loss on investment	-	(100,000)
Net and Comprehensive Loss for the Period	(93,053)	(168,911)

Basic loss per common share	$(0.01)	$(0.01)

Diluted loss per common share	$(0.01)	$0.01)

Weighted average number of common shares outstanding
Basic and diluted	15,617,778	15,127,781

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Stockholders’ Deficit

	Common stock			Preferred Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Share subscription proceeds	Deficit	Total

Balance, December 31, 2015	15,020,000	1,502	-	$-	$(1,700)	$100,000	$(113,636)	$(13,834)
Preferred share issuance	-	-	540,000	54	134,946	(100,000)	-	35,000
Common share issuance	136,000	14	-	-	33,986	-	-	34,000
Net loss	-	-	-	-	-	-	(168,911)	(168,911)
Balance, December 31, 2016	15,156,000	1,516	540,000	54	167,232	-	(282,547)	(113,745)

Common shares issued on the conversion of preferred shares	540,000	54	(540,000)	(54)	-	-	-	-
Common shares issued for cash	60,000	6			14,994			15,000
Common shares issued on the settlement of debts	642,400	64	-	-	160,536	-	-	160,600
Net loss	-	-	-	-	-	-	(93,053)	(93,053)
Balance, December 31, 2017	16,398,400	$1,640	-	$-	$342,762	$-	$(375,600)	$(31,198)

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Cash Flows

	For the year ended December 31, 2017	For the year ended December 31, 2016
OPERATING ACTIVITIES:
Net Loss	$(93,053)	$(168,911)
Adjustments to reconcile net loss to net cash provided by operations:
Stock-based compensation	13,115	-
Loss on investment	-	100,000
Changes in operating assets and liabilities:
Prepaid expense	173	-
Accounts payable and accrued liabilities	627	33,000
Net cash used by operating activities	(79,138)	(35,911)

INVESTING ACTIVITIES:
Investment in limited liability company	-	(100,000)
Net cash used by investing activities	-	(100,000)

FINANCING ACTIVITIES:
Issuance of preferred stock	-	35,000
Issuance of common stock	15,000	34,000
Net cash provided by financing activities	15,000	69,000

Net cash (decrease) increase	(64,138)	(66,911)
Cash, beginning	67,840	134,751

Cash, ending	$3,702	$67,840

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Financial Statements

For the years ended December 31, 2017 and 2016

NOTE 1 - NATURE OF BUSINESS

We were incorporated in the State of Nevada as a for-profit company on June 30, 2015, under the name Vigilant Diversified Holdings, Inc. and our incorporator adopted our bylaws and appointed our sole director. To date, we have limited operations and have been focused on implementing our business plan to provide management consulting services to start-up and development stage enterprises in North America that are in the cannabis industry.

NOTE 2 – ABILTIY TO CONTINUE AS A GOING CONCERN

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

As of December 31, 2017, the Company had not yet achieved profitable operations, has incurred cumulative losses of $375,600 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017 and 2016, the Company does not have any cash and cash equivalents.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Loss per Share

The Company’s basic earnings (loss) per share are calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings (loss) per share is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash and accounts payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2017 and 2016.

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

NOTE 4–INCOME TAXES

A reconciliation of the income taxes at statutory rates with the reported taxes is as follows:

	2017	2016
Net loss for the year	$(93,053)	$(168,911)

Expected income tax recovery	(32,000)	(57,000)
Non-deductible expenditures and non-taxable revenues	-	1,000
Impact of future income tax rates applied versus current statutory rate and future tax rate changes	48,000	-
Adjustment to prior years provision versus statutory tax returns	(1,000)	-
Change in valuation allowance	(15,000)	56,000
Total income tax recovery	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial positions are as follows:

	2017	2016
Deferred tax assets (liabilities)
Share issuance costs	$-	$(1,000)
Net operating losses	79,000	95,000
	79,000	94,000
Valuation allowance	(79,000)	(94,000)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 2017, the Company has non-capital losses of approximately $375,600 which will may be carried forward to offset future taxable income indefinitely.

NOTE 5–STOCKHOLDERS’ EQUITY

The Company was formed with one class of common stock, $0.0001 par value and is authorized to issue 100,000,000 common shares and one class of preferred stock, $0.0001 par value and is authorized to issue 10,000,000 shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

On June 30, 2015, the Company issued 14,900,000 shares of common stock to one of its founders, Vigil & Vigil Investments, LLC and 100,000 shares of its common stock to Jonathan McDermott, its other founder, for services rendered in its formation at a price of $0.0001 per share, or $1,500.

On December 21, 2015, the Company issued 20,000 shares of common stock to an accredited investor at the purchase price of $0.25 per share, for $5,000. The stock issuance was pursuant to its registration statement.

From January 17, 2016 through February 25, 2016, the Company issued 540,000 share of its Series A convertible preferred stock to two accredited investors at the purchase price of $0.25 per share, for $135,000. The stock was issued in an exempt transaction under Section 4(a)(2) of the Securities Act of 1933, as amended.

From January 1, 2016 through May 11, 2016, the Company issued 136,000 shares of common stock to investors at the purchase price of $0.25 per share, for $34,000. The stock issuance was pursuant to its registration statement.

As of December 31, 2016, there are 15,156,000 shares of common stock outstanding and 540,000 shares of preferred stock outstanding.

On April 11, 2017, the Company issued 540,000 common shares pursuant to the conversion of 540,000 Series A convertible preferred shares at their recorded value of $0.25 per share.

On November 14, 2017, the Company issued 60,000 shares of common stock at the purchase price of $0.25 per share, for $15,000.

On November 24, 2017, the Company issued 642,400 common shares at a fair value of $0.25 per share pursuant to agreements to settle debts for shares. The fair value of this issuance was based on the price paid for the Company’s common shares by unrelated parties and it includes stock-based compensation in the amount of $13,115 in respect of a debt settlement with a related party. (Note 6)

NOTE 6–RELATED PARTY TRANSACTIONS

On November 24, 2017, the Company converted $136,885 in related party advances into 600,000 shares of common stock. The Company recorded this issuance of common shares at their fair value of $0.25 per share for a total of $150,000 with the remaining balance of $13,115 recorded as stock-based compensation.

NOTE 7– COMMITMENTS AND CONTENGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2017, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

Vigilant mediation seeking rescission of investment in Curved Rolling Papers, LLC

On January 4, 2016, the Company made an investment in Curved Rolling Papers LLC (“Curved”). The Company entered into an agreement (the “Agreement”) with Curved that provided for the purchase of up to 5% ownership in Curved for $250,000 to be paid in installments. The Company anticipated funding its investment in the Agreement through unrelated equity funding. Curved was to receive $250,000 in consideration from January 4, 2016 through March 1, 2016. The Company invested $50,000 on January 4, 2016 and $50,000 on February 2, 2016. The Company was unable to fund the additional investments since the additional equity it was seeking to raise did not materialize. In May 2016, Curved notified the Company that it was transferring its assets to a new entity and discontinuing Curved, thus, nullifying the Company’s investment. Curved failed to provide the Company with certificates evidencing the Company’s membership interest in Curved and have declined to return any of the Company’s investment. The Company’s negotiations with Curved have not resulted in a satisfactory resolution.

The Company intends to file an action for binding mediation against Curved and its owners, in the State of New York, for rescission of the Agreement and the return of its $100,000 investment in Curved. The Company’s decision to file for binding mediation is in response to the Curved’s unilateral communication that it was dissolving Curved and its relationship with the Company, leaving the Company with nothing, but declining to return any of the $100,000 the Company invested in Curved. The Company intends to continue to vigorously pursue the return of its $100,000 investment and has written off the investment in 2016. The Agreement mandates binding mediation in the State of New York.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2017 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2017. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
Todd W. L. Vigil	53	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Diana Vigil	76	Vice President & Secretary

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

Currently we have two officers and one director and will seek to add additional officer(s) and/or director(s) as and when we locate the proper personnel and the terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our director’s term of office expires on March 31, 2019. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the period from June 30, 2015 (inception) to December 31, 2017, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Todd W. L. Vigil, CEO, CFO and Director(1)	2015	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
	2017	21,000	-	-	-	-	-	-	-

Diana Vigil, Vice President & Secretary(1)	2015	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
	2017	13,115	-	-	-	-	-	-	-

We currently do not have any formal employment arrangement with Mr. Vigil or Ms. Vigil. Mr. Vigil and Ms. Vigil’s compensation has not been fixed or based on any percentage calculations. Mr. Vigil and Ms. Vigil will make all decisions determining the amount and timing of their compensation and, in 2017, Mr. Vigil received a salary of $21,000. Ms. Vigil received $13,115 in stock-based compensation as part of the exchanging shares for her related party advances. Commencing in 2018, and for the immediate future, neither Mr. Vigil nor Ms. Vigil will not receive any compensation. The Company’s board will formalize Mr. Vigil’s compensation amount if his annual compensation exceeds $50,000.

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during the period from June 30, 2015 (inception) through December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Report, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of December 31, 2017, we had 16,398,400 shares of common stock outstanding, which is held by 19 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner Percent of Class
Common Stock	Vigil & Vigil Investments, LLC(1) 2800 S. University Boulevard, Unit 59 Denver, CO 80210	14,960,000	91.23%

	Diana Vigil 2800 S. University Boulevard, Unit 59 Denver, CO 80210	400,000	2.44%

	All Officers and Directors as a Group (2 persons)	15,360,000	93.67%

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

Our office and mailing address is 433 N. Camden Dr., Suite 600, Beverly Hills, CA 90210.

On June 30, 2015, we issued 14,900,000 shares of our common stock to Vigil & Vigil Investments, LLC, a Colorado limited liability company, which is 100% owned by Todd Vigil and Diana Vigil. We also issued 100,000 shares to Jonathan McDermott, our other initial shareholder. These shares were issued in exchange for services our board of directors valued at $1,490 and $10, respectively or $0.0001 per share. On November 24, 2017, we issued 400,000 shares of our $0.0001 par value common stock to Vigil & Vigil Investments, LLC at a price of $0.25 per share, in exchange for the forgiveness of its related party advances that were provided by Vigilant Diversified Holdings, Inc., a Colorado corporation, which provided working capital to us. On November 24, 2017, we issued 60,000 shares of our $0.0001 par value common stock, at a price of $0.25 per share, to Diana Vigil for $15,000 in cash.

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

Item 14. Principal Accountant Fees and Services.

During the last fiscal year, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended December 31, 2017, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2016.

	Year ended December 31, 2017		Year ended December 31, 2016

Audit Fees	$		$4,500
Audit-Related Fees	$		$-
Tax Fees		$-	$-
All Other Fees		$2,500	$6,339

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this Annual Report, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1**	Articles of Incorporation
3.2**	Bylaws
10.1**	Material Agreement
14.1**	Code of Ethics
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________________
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGILANT DIVERSIFIED HOLDINGS, INC.

May 24, 2018	/s/ Todd W.L. Vigil
Todd W.L. Vigil
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 24, 2018	/s/ Todd W.L. Vigil
Todd W.L. Vigil
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

