Form 10-Q
period 2018-03-31
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2018-06-05
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-206963

Vigilant Diversified Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-4543540
(State or other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

433 N. Camden Dr., Suite 600
Beverly Hills, CA	90210
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 31, 2018, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 16,398,400.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$361	$3,702
Prepaid expense	1,348	2,827

TOTAL ASSETS	$1,709	$6,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$41,254	$37,727

TOTAL LIABILITIES	41,254	37,727

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 5,000,000 preferred shares, $0.0001 par, none outstanding on March 31, 2018 and December 31, 2017	-	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 16,398,400 issued and outstanding on March 31, 2018 and December 31, 2017	1,640	1,640
Additional paid-in capital	342,762	342,762
Accumulated Deficit	(383,947)	(375,600)
TOTAL STOCKHOLDERS’ DEFICIT	(39,545)	(31,198)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,709	$6,529

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statement of Operations

(unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
Expenses	(unaudited)

General and administrative expenses	$1,342	$8,235
Professional fees	3,500	4,500
Salaries, wages and benefits	1,729	-
Transfer agent and filings	1,776	-

Total Expenses	$8,347	$12,735

Net Loss for the Period	$(8,347)	$(12,735)

Net and Comprehensive Loss for the Period	(8,347)	(12,735)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	16,398,400	15,128,110

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Stockholders’ Deficit

(unaudited)

	Common stock			Preferred Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Deficit	Total

Balance, December 31, 2016	15,156,000	$1,516	540,000	$54	$167,232	$(282,547)	$(113,745)

Common shares issued on the conversion of preferred shares	540,000	54	(540,000)	(54)	-	-	-
Common shares issued for cash	60,000	6			14,994		15,000
Common shares issued on the settlement of debts	642,400	64	-	-	160,536	-	160,600
Net loss	-	-	-	-	-	(93,053)	(93,053)
Balance, December 31, 2017	16,398,400	1,640	-	-	342,762	(375,600)	(31,198)
Net loss for the period	-	-	-	-	-	(8,347)	(8,347)
Balance, March 31, 2018	16,398,400	$1,640	-	$-	$342,762	$(383,947)	$(39,545)

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Cash Flows

(unaudited)

For the three months ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES:
Net Loss	$(8,347)	$(12,735)
Adjustments to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Prepaid expense	1,479	-
Accounts payable and accrued liabilities	3,527	4,500
Net cash used by operating activities	(3,341)	(8,235)

Net cash decrease	(3,341)	(8,235)
Cash, beginning	3,702	67,840

Cash, ending	$361	$59,605

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Financial Statements

(unaudited)

March 31, 2018

NOTE 1-NATURE OF BUSINESS

Vigilant Diversified Holdings, Inc. (“the Company”) was incorporated in the State of Nevada as a for-profit company on June 30, 2015. To date, the Company has had limited operations and has been focused on implementing its business plan to provide management consulting services to start-up and development stage enterprises in North America that are in the cannabis industry.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in the Company’s report on Form 10-K.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

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

As of March 31, 2018, the Company had not yet achieved profitable operations, has incurred cumulative losses of $383,947 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties.

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

NOTE 4–STOCKHOLDERS’ EQUITY

The Company was formed with one class of common stock, $0.0001 par value and is authorized to issue 100,000,000 common shares and one class of preferred stock, $0.0001 par value and is authorized to issue 10,000,000 shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

NOTE 5– COMMITMENTS AND CONTENGENCIES

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2018. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of March 31, 2018, we had $361 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by the sale of our common or preferred stock or with advances from our shareholders or third party investors. The additional equity or debt financings will likely be in the form of private placements of common stock, preferred stock or convertible debt. As of March 31, 2018, the Company has $41,254 in accounts payable.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2018, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenues. We did not have any revenues for the three months ended March 31, 2018 or 2017.

Operating expenses. Operating expenses included general and administrative expenses, professional fees, salaries, wages and benefits, and transfer agent and filings. In total, operating expenses decreased $5,867 or, 46.07% to $6,868 for the three months ended March 31, 2018 compared to $12,735 for the comparable period in 2017. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $6,893, or 83.70%, to $1,342 for the three months ended March 31, 2018 compared to $8,235 for the comparable period in 2017. The decrease is attributable to a decrease in travel.

●	Professional fees decreased $1,000, or 22.22%, to $3,500 for the three months ended March 31, 2018 compared to $4,500 for the comparable period in 2017. The decrease is attributable to a decrease in accounting fees.

●	Salaries, wages and benefits increased to $1,729 for the three months ended March 31, 2018 compared to $0 for the comparable period in 2017.

●	Transfer agent and filing increased $1,776, or 100.00% to $1,776 for the three months ended March 31, 2018 compared to $0 for the comparable period in 2017. The increase is due to Edgar filing fees.

Net Loss. Our net loss decreased $4,388 or 34.46%, to $4,388 for the three months ended March 31, 2018 compared to $12,735 for the comparable period in 2017. The decrease is due to the components discussed above.

Liquidity and Capital Resources. For the three-months ended March 31, 2018, we did not issue any shares of our common stock or preferred stock. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $1,709 as of March 31, 2018, consisting of $361 in cash and $1,348 in prepaid expenses. Our working capital deficit was $39,545 as of March 31, 2018.

As of March 31, 2018, our total liabilities are $41,254 consisting of $41,254 in accounts payable.

As of March 31, 2018, our total stockholders’ deficit was $39,545 and we had an accumulated deficit of $383,947.

We had $3,341 in net cash used in operating activities for the three months ended March 31, 2018, which included $8,347 in net loss, which amount was decreased by $3,527 in accounts payable and $1,479 in prepaids.

We had $0 in cash used by investing activities for the three months ended March 31, 2018.

We had $0 in cash provided by financing activities the three months ended March 31, 2018.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2018.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three-months ended March 31, 2018.

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

(b)       Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VIGILANT DIVERSIFIED HOLDINGS, INC.

June 4, 2018	/s/ Todd Vigil
Todd Vigil
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

