Form 10-Q
period 2018-06-30
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2018-08-20
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-206963

Vigilant Diversified Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-4543540
(State or other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

620 Newport Center Drive, Suite 1100
Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 438-1040

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2018, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 16,398,400.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$-	$3,702
Prepaid expense	1,414	2,827

TOTAL ASSETS	$1,414	$6,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$68,894	$37,727

TOTAL LIABILITIES	68,894	37,727

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 5,000,000 preferred shares, $0.0001 par, none outstanding on June 30, 2018 and December 31, 2017	-	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 16,398,400 issued and outstanding on June 30, 2018 and December 31, 2017	1,640	1,640
Additional paid-in capital	342,762	342,762
Accumulated Deficit	(411,882)	(375,600)
TOTAL STOCKHOLDERS’ DEFICIT	(67,480)	(31,198)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,414	$6,529

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statement of Operations

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Expenses:
General & administrative	$268	$7,949	$5,115	$16,184
Professional fees	27,667	-	31,167	4,500
Total Expenses	27,935	7,949	36,282	20,684

Net Loss for the Period	$(27,935)	$(7,949)	$(36,282)	$(20,684)

Net Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	16,398,400	15,696,000	16,398,400	15,696,000

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Stockholders’ Deficit

(unaudited)

	Common stock			Preferred Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Deficit	Total

Balance, December 31, 2016	15,156,000	$1,516	540,000	$54	$167,232	$(282,547)	$(113,745)

Common shares issued on the conversion of preferred shares	540,000	54	(540,000)	(54)	-	-	-
Common shares issued for cash	60,000	6			14,994		15,000
Common shares issued on the settlement of debts	642,400	64	-	-	160,536	-	160,600
Net loss	-	-	-	-	-	(93,053)	(93,053)
Balance, December 31, 2017	16,398,400	1,640	-	-	342,762	(375,600)	(31,198)
Net loss	-	-	-	-	-	(36,282)	(36,282)
Balance, June 30, 2018	16,398,400	$1,640	-	$-	$342,762	$(411,882)	$(67,480)

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES:
Net Loss	$(36,282)	$(20,684)
Adjustments to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Prepaid expenses	1,413	-
Accounts payable and accrued liabilities	31,167	4,500
Net cash used by operating activities	(3,702)	(16,184)

Net decrease in cash	(3,702)	(16,184)
Cash, beginning	3,702	67,840

Cash, ending	$-	$51,656

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Financial Statements

(unaudited)

June 30, 2018

NOTE 1-NATURE OF BUSINESS

Vigilant Diversified Holdings, Inc. (“the Company”) was incorporated in the State of Nevada as a for-profit company on June 30, 2015. From inception until June 30, 2018, the Company has had limited operations and was focused on implementing its business plan to provide management consulting services to start-up and development stage enterprises in North America that are in the cannabis industry. On June 30, 2018, the Company effectuated a change of control and is no longer pursuing this objective. It is now focused on seeking and closing an acquisition of an operating company.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in the Company’s report on Form 10-K.

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

As of June 30, 2018, the Company had not yet achieved profitable operations, has incurred cumulative losses of $411,882 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation or complete an acquisition of a profitable company. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties.

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

NOTE 4– COMMITMENTS AND CONTENGENCIES

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

The Company may file an action for binding mediation against Curved and its owners, in the State of New York, for rescission of the Agreement and the return of its $100,000 investment in Curved or, it may assign the claim to the former majority shareholder to pursue. The Company decision on whether to file for binding mediation or to assign the causes of action will be evaluated on the resources it anticipates spending against the anticipated recovery.

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

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our expenses, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months and six months ended June 30, 2018. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were formed on June 30, 2015. From June 30, 2015 until January 4, 2016, our activities were limited to organizational and business development activities. We were formed to be a consulting company to assist companies that are involved in various aspects of the cannabis industry by providing consulting services focused on providing administrative and regulatory support functions. We also attempted to market our services to other industries. From inception until June 30, 2018, when we effectuated a change of control, our mission was to assist management with services designed to keep them focused on their core business ideas while provide the administrative support such as bookkeeping, payroll, website development and marketing strategies. We had limited operations and had limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from June 30, 2015 to January 4, 2016, were devoted primarily to start-up, development and operational activities, which included:

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

On January 4, 2016, we made an investment in Curved Rolling Papers LLC (“Curved”). We entered into an agreement (the “Agreement”) with Curved that provided for the purchase of up to 5% ownership in Curved for $250,000 to be paid in installments. We anticipated funding the investment in the Agreement through unrelated equity funding. Curved was to receive $250,000 in consideration from January 4, 2016 through March 1, 2016. We invested $50,000 on January 4, 2016 and $50,000 on February 2, 2016. We were unable to fund the additional contributions to Curved since the additional equity we were seeking to raise did not materialize. Curved subsequently notified us that it was transferring its assets to a new entity and discontinuing Curved, thus, nullifying our investment. Our negotiations with Curved did not result in a satisfactory resolution.

We may file for binding mediation against Curved and its owners, in the State of New York, for rescission of the Agreement to return of our $100,000 investment in Curved or, we may assign the claim to the former majority shareholder to pursue. The Company decision on whether to file for binding mediation or to assign the causes of action will be evaluated on the resources it anticipates spending against the anticipated recovery. Our decision to consider filing for binding mediation is in response to Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing and declining to return any of the $100,000 we invested in Curved.

Our prior mission statement was to provide services to target companies with the goal to assist the founders develop their product and services and provide hands-on support services to reduce startup costs and accelerate time to market. Besides general administrative services, we were to offer services to assist with product development and design, corporate formation and structure. We also intended to offer virtual office space, financial and accounting resources, marketing and branding services, and legal guidance by partnering with law firms and accounting firms. This prior business plan was designed to enable our potential entrepreneurial clients the time to focus on developing their products and services so they are not consumed with administrative activities that will consume valuable time from their work schedules.

On June 30, 2018, we effectuated a change of control and our new management is pursuing an acquisition opportunity of a company with revenues and earnings.

As of June 30, 2018, we had $0 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by the sale of our common or preferred stock or with advances from our shareholders or third party investors. The additional equity or debt financings will likely be in the form of private placements of common stock, preferred stock or convertible debt. As of June 30, 2018, the Company has $68,894 in accounts payable.

Management believes that if subsequent private placements are successful and we close on an acquisition, then we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in completing an acquisition or in raising capital through a private placement or public offering, then we will then have to seek additional funds through debt financing, which would be highly difficult for a company with nominal assets to secure. Therefore, we are highly dependent upon the success of a future acquisition or a private placement offering and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a company with no current operations other than seeking an acquisition, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing or we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

Although we do not have any binding agreements to merge or acquire any other entity, we are actively evaluating opportunities that could provide us with revenues and are negotiating with a potential target in the aviation industry.

At the present time, we intend to seek various investors to obtain additional equity financing. There can be no assurance that we will be successful in obtaining additional capital from these negotiations. If are unable to raise additional capital or if one of our majority shareholders does not provide us with working capital advances, then we will either suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph and the preceding paragraphs, we have no other financing plans.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months and six months ended June 30, 2018, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenues. We did not have any revenues for the three months ended June 30, 2018 or 2017.

Operating expenses. Operating expenses included general and administrative expenses and professional fees. In total, operating expenses increased $19,986 to $27,935 for the three months ended June 30, 2018 compared to $7,949 for the comparable period in 2017. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $7,681, to $268 for the three months ended June 30, 2018 compared to $7,949 for the comparable period in 2017. The decrease is attributable to a decrease in officer compensation, Edgar filing fees, travel, dues and subscriptions and rent expense.

●	Professional fees increased $27,667 to $27,667 for the three months ended June 30, 2018 compared to $0 for the comparable period in 2017. The increase is attributable to legal fees associated with our evaluation of acquisition candidates as well as our audit and quarterly review fees.

Net Loss. Our net loss increased $19,986, to $27,935 for the three months ended June 30, 2018 compared to $7,949 for the comparable period in 2017. The decrease is due to the components discussed above.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Revenues. We did not have any revenues for the six months ended June 30, 2018 or 2017.

Operating expenses. Operating expenses included general and administrative expenses and professional fees. In total, operating expenses increased $15,598 or, 27.06% to $36,282 for the six months ended June 30, 2018 compared to $20,684 for the comparable period in 2017. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $11,069, or 68.39%, to $5,115 for the six months ended June 30, 2018 compared to $16,184 for the comparable period in 2017. The decrease is attributable to a decrease in officer compensation, Edgar filing fees, travel, dues and subscriptions and rent expense.

●	Professional fees increased $26,667, or 592.60%, to $31,167 for the six months ended June 30, 2018 compared to $4,500 for the comparable period in 2017. The increase is attributable to legal fees associated with our evaluation of acquisition candidates as well as audit and review fees.

Net Loss. Our net loss increased $15,598 or 27.06%, to $36,282 for the six months ended June 30, 2018 compared to $20,684 for the comparable period in 2017. The increase is due to the components discussed above.

Liquidity and Capital Resources. For the six-months ended June 30, 2018, we did not issue any shares of our common stock or preferred stock. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $1,414 as of June 30, 2018, consisting of $0 in cash and $1,414 in prepaid expenses. Our working capital deficit was $67,480 as of June 30, 2018.

As of June 30, 2018, our total liabilities are $68,894 consisting of $68,894 in accounts payable and accrued liabilities.

As of June 30, 2018, our total stockholders’ deficit was $67,480 and we had an accumulated deficit of $411,882.

We had $3,702 in net cash used in operating activities for the six months ended June 30, 2018, which included $36,282 in net loss, which amount was decreased by $31,167 in accounts payable and accrued liabilities and $1,413 in prepaid expenses.

We had $0 in cash used by investing activities for the six months ended June 30, 2018.

We had $0 in cash provided by financing activities the six months ended June 30, 2018.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2018.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three-months ended June 30, 2018.

Plan of Operation

We were incorporated in the State of Nevada on June 30, 2015. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We have not generated any revenue and just recently changed our business strategy from offering cannabis consulting services to seeking an acquisition of a company with revenues. If we are unable to successfully find a company to acquire, then we may have to discontinue operations.

Our business strategy is to seek to acquire a company with revenues. We intend to change our name in the third quarter of 2018 and will select a name that we believe will be indicative of the target we acquire. Our current website (www.vigilantdiversifiedholdings.com) has ceased providing information on our prior business and is currently under construction. We will develop our new website in the third quarter of 2018.

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

We may file for binding mediation against Curved and its owners, in the State of New York, for rescission of the Agreement to return of its $100,000 investment in Curved or transfer our claim to our former majority shareholder. Our decision to consider filing for binding mediation or transfer the claim will be based on our evaluation of the resources required to pursue the claim against our potential for recover.

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

Our anticipated plan is as follows:

Raise Working Capital

Time Frame: 1st to 3rd months

We intend to concentrate our efforts on raising capital to provide the necessary working capital for our operations and our potential acquisitions. Our operations will be limited due to the limited amount of funds on hand. Our plan of operations is as follows:

Develop Our Website

Time Frame: 1st – 3rd months.

Material costs: $3,000-$5,000.

We intend to completely revise our website and change our URL. Our officer and director, Dennis Murchison, will be in charge of overseeing the revision of our website. We intend to hire a web designer to help us with the building and functionality of our website. We do not have any written agreements with any web designers at current time. The website expansion costs, including enhanced site design and implementation will be approximately $3,000. Updating and improving our website will continue throughout the lifetime of our operations.

Negotiate agreements with potential acquisition candidates

Time Frame: 6th-12th months.

No material costs.

Concurrent with the building of our website, we will contact and start negotiation with potential acquisition candidates and referral sources. We do not expect to compensate any referral sources and will offer reciprocal referrals to any source that is willing to refer us clients. Then we plan to expand our target market to other service providers and investment professionals such as brokers and investment bankers. This activity will be ongoing throughout our operations. Even though the negotiation with potential customers and referral sources will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail, and we will have to cease our operations.

In summary, during 1st-6th month we should have established our office, developed our website and have identified a target to acquire. During months 6-12, we will be developing our marketing campaign. There is no assurance that we will generate any revenue in the first 12 months after completion our offering or ever generate any revenue.

Donald P. Hateley, our chief executive officer and Dennis Murchison, our vice president and secretary, will be devoting approximately ten hours per week to our operations. Once we complete an acquisition and/or raise working capital, then our officers have orally agreed to commit more time as required.

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. The amount may vary depending upon how much we spend on pursuing acquisition opportunities. We believe we would need a minimum of $90,000.

Description	Amount
Expenses
SEC reporting and compliance	$40,000
Establishing and office	3,000
Website revisions	5,000
Advertising	5,000
Travel	30,000
Other expenses	7,000
Total	$90,000

If we do not raise additional working capital, our cash reserves will be not sufficient to meet our obligations for the next twelve-month period. We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $90,000 and will be needed for general administrative expenses, business development, and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future. The source of this additional capital is through the sale of additional shares of common stock or advances from MT Capital Partners, LLC (“MT Capital”). MT Capital does not have a firm commitment, arrangement or legal obligation to advance or loan funds to us.

Our management may hire full or part-time employees or independent contractors over the next six (6) months depending upon whether we are able to raise capital; however, at the present, the services provided by our officers and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals and can be supplemented by engaging independent contractors. Our management’s responsibilities are mainly administrative at this early stage. While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize may be independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

Our management does not expect to incur any material research costs in the next twelve months; we currently do not own any plants or equipment that we would seek to sell soon; we do not have any off-balance sheet arrangements. Additionally, we believe that this fact shall not materially change. Donald P. Hateley, our Chairman, President and CEO is also our legal counsel and will provide legal services to us.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended June 30, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VIGILANT DIVERSIFIED HOLDINGS, INC.

August 20, 2018	/s/ Donald P. Hateley
Donald P. Hateley
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

