Form 10-Q
period 2018-09-30
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2019-01-18
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2018, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 16,398,400.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$-	$3,702
Prepaid expense	-	2,827

TOTAL ASSETS	$-	$6,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$82,290	$37,727
Related party advances	925	-

TOTAL LIABILITIES	83,215	37,727

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 5,000,000 preferred shares, $0.0001 par, none outstanding on September 30, 2018 and December 31, 2017	-	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 16,398,400 issued and outstanding on September 30, 2018 and December 31, 2017	1,640	1,640
Additional paid-in capital	342,762	342,762
Accumulated Deficit	(427,617)	(375,600)
TOTAL STOCKHOLDERS’ DEFICIT	(83,215)	(31,198)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$6,529

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statement of Operations

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expenses:
General & administrative	$2,735	$13,832	$8,017	$30,016
Professional fees	13,000	3,000	44,000	7,500
Total Expenses	15,735	16,832	52,017	37,516

Net Loss for the Period	$(15,735)	$(16,832)	$(52,017)	$(37,516)
Net Loss per common share – basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)
Weighted average number of common shares outstanding – basic and diluted	16,398,400	15,696,000	16,398,400	15,468,329

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Stockholders’ Deficit

(unaudited)

	Common stock			Preferred Stock
	Number of		Number of		Additional
	shares	Amount	shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2016	15,156,000	$1,516	540,000	$54	$167,232	$(282,547)	$(113,745)

Common shares issued on the conversion of preferred shares	540,000	54	(540,000)	(54)	-	-	-
Common shares issued for cash	60,000	6			14,994		15,000
Common shares issued on the settlement of debts	642,400	64	-	-	160,536	-	160,600
Net loss	-	-	-	-	-	(93,053)	(93,053)
Balance, December 31, 2017	16,398,400	1,640	-	-	342,762	(375,600)	(31,198)
Net loss	-	-	-	-	-	(52,017)	(52,017)
Balance, September 30, 2018	16,398,400	$1,640	-	$-	$342,762	$(427,617)	$(83,215)

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES:
Net Loss	$(52,017)	$(37,516)
Adjustments to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Prepaid expenses	2,827	3,000
Accounts payable and accrued liabilities	44,563	(26,000)
Related party advances	925	-

Net cash used by operating activities	(3,702)	(60,516)

Net decrease in cash	(3,702)	(60,516)
Cash, beginning	3,702	67,840

Cash, ending	$-	$7,324

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Financial Statements

(unaudited)

September 30, 2018

NOTE 1-NATURE OF BUSINESS

Vigilant Diversified Holdings, Inc. (“the Company”) was incorporated in the State of Nevada as a for-profit company on June 30, 2015. From inception until June 30, 2018, the Company had limited operations and was focused on implementing its business plan to provide management consulting services to start-up and development stage enterprises in North America that are in the cannabis industry as well as other industries. On June 30, 2018, the Company effectuated a change of control and is no longer pursuing this objective. On October 29, 2018, the Company executed a share exchange agreement to acquire up to 100% of the issued and outstanding shares of FUGA Inc., a Wyoming corporation that is in the private jet charter and aircraft management business.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in the Company’s report on Form 10-K.

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

As of September 30, 2018, the Company had not yet achieved profitable operations, has incurred cumulative losses of $427,617 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation or complete an acquisition of a profitable company. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties.

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

NOTE 4–RELATED PARTY TRANSACTIONS

The directors and officers of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

One of the Company’s major shareholder is its legal counsel. During the nine months ended September 30, 2018 and 2017, this shareholder is owed $65,500 and $17,200, respectively.

One of the Company’s other major shareholder, MT Capital Partners, LLC, has advanced the Company $925 during the three months ended September 30, 2018. This advance is unsecured and does not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment until the Company is financially able to repay it.

NOTE 5– COMMITMENTS AND CONTENGENCIES

On October 29, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) to acquire up to 100% of the issued and outstanding shares of the common stock of FUGA, Inc., a Wyoming corporation (“FUGA”) in exchange for 5,500,000 shares of the Company’s common stock. The closing of the transaction under the Agreement is subject to a few conditions including the customary board and shareholder approval of FUGA’s audit and the transaction.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months and nine months ended September 30, 2018. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

On June 30, 2018, we effectuated a change of control and our new management’s goal was to pursue the acquisition of an operating company with revenues and the potential for growth. On October 29, 2018, we entered into a share exchange agreement (the “Share Exchange Agreement”) to acquire up to 100% of the issued and outstanding shares of FUGA, Inc., a Wyoming corporation (“FUGA”) that is in the private air charter and aircraft management business. Founded in 2007, FUGA owns an air carrier 135 certificate and currently manages a Gulfstream IV SP aircraft. FUGA’s certificate allows it to operate worldwide with aircraft that have seating capacity for up to 30 passengers. The Company intends to raise capital to expand FUGA’s operations by launching an air ambulance and government division as well as expand its fleet of managed aircraft. We will also seek financing to acquire aircraft, which we believe will provide us with increase profitability over managed aircraft. The closing of the transaction with FUGA, as set forth in the Share Exchange Agreement, is subject to various conditions, which FUGA must satisfy or the Company must waive. The Share Exchange Agreement is set forth as Exhibit 10.1 in the Company’s Form 8-K, which it filed on November 13, 2018.

As of September 30, 2018, we had $0 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by the sale of our common or preferred stock or with advances from our shareholders or third-party investors. The additional equity or debt financings will likely be in the form of private placements of common stock, preferred stock or convertible debt. As of September 30, 2018, the Company has $82,215 in accounts payable, which includes $925 in related party advances and $65,500 in legal fees to one of our major shareholders of which $31,000 has been incurred as a related party payable since the change of control on June 30, 2018.

Management believes that if subsequent private placements are successful and we close the transaction contemplated by the Share Exchange Agreement, then we will record revenues following the closing. We also intend to raise capital to expand FUGA’s operations; however, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in closing the FUGA transaction or in raising capital through a private placement or public offering, then we will then have to seek additional funds through debt financing, which would be highly difficult for a company with nominal assets to secure. Therefore, we are highly dependent upon the success of closing the FUGA transaction or a private placement offering, and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a company with no current operations other than seeking to close the FUGA transaction, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing or we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

At the present time, we intend to seek various investors to obtain additional equity and/or debt financing for the FUGA transaction and our working capital. There can be no assurance that we will be successful in obtaining additional capital from these negotiations. If are unable to raise additional capital or if one of our majority shareholders does not provide us with working capital advances, then we will either suspend operations until we do raise the cash or cease operations entirely. Other than as described in this paragraph and the preceding paragraphs, we have no other financing plans.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months and nine months ended September 30, 2018, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Revenues. We did not have any revenues for the three months ended September 30, 2018 or 2017.

Operating expenses. Operating expenses included general and administrative expenses and professional fees. In total, operating expenses decreased $1,097, or 6.52%, to $15,735 for the three months ended September 30, 2018 compared to $16,832 for the comparable period in 2017. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $11,097, or 80.23%, to $2,735 for the three months ended September 30, 2018 compared to $13,832 for the comparable period in 2017. The decrease is primarily attributable to a $9,809 decrease in officer compensation as well as decreases in travel, dues and subscriptions and rent expense.

●	Professional fees increased $10,000, or 333.33%, to $13,000 for the three months ended September 30, 2018 compared to $3,000 for the comparable period in 2017. The increase is attributable to an $8,000 increase in legal fees associated with our evaluation of acquisition candidates as well as a $2,000 increase in our accounting quarterly review fees.

Net Loss. Our net loss decreased $1,097, or 6.52%, to $15,735 for the three months ended September 30, 2018 compared to $16,832 for the comparable period in 2017. The decrease is due to the components discussed above.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Revenues. We did not have any revenues for the nine months ended September 30, 2018 or 2017.

Operating expenses. Operating expenses included general and administrative expenses and professional fees. In total, operating expenses increased $14,501, or 38.65%, to $52,017 for the nine months ended September 30, 2018 compared to $37,516 for the comparable period in 2017. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $21,999, or 73.29%, to $8,017 for the nine months ended September 30, 2018 compared to $30,016 for the comparable period in 2017. The decrease is attributable to a $16,557 decrease in officer compensation, a $2,071 decrease in Edgar filing fees, as well as decreases in travel, dues and subscriptions and rent expense.
●
Professional fees increased $36,500, or 486.66%, to $44,000 for the nine months ended September 30, 2018 compared to $7,500 for the comparable period in 2017. The increase is attributable to a $32,050 increase in legal fees associated with our evaluation of acquisition candidates as well as a $4,500 increase in audit and review fees.

Net Loss. Our net loss increased $14,501 or 38.65%, to $52,017 for the nine months ended September 30, 2018 compared to $37,516 for the comparable period in 2017. The increase is due to the components discussed above.

Liquidity and Capital Resources. For the nine-months ended September 30, 2018, we did not issue any shares of our common stock or preferred stock. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital. One of our related party shareholders paid $925 in expenses on our behalf.

Our total assets are $0 as of September 30, 2018. Our working capital deficit was $83,215 as of September 30, 2018.

As of September 30, 2018, our total liabilities are $83,215 consisting of $83,215 in accounts payable and accrued liabilities, which includes $925 in related party advances and $65,500 in legal fees incurred to our related party law firm.

As of September 30, 2018, our total stockholders’ deficit was $83,215 and we had an accumulated deficit of $427,617.

We used $3,702 in operating activities for the nine months ended September 30, 2018, which included $52,017 in net loss, which amount was decreased by $44,563 in accounts payable and accrued liabilities and $2,827 in prepaid expenses and $925 in advances from a related party.

We had $0 in cash used by investing activities for the nine months ended September 30, 2018.

We had $0 in cash provided by financing activities the nine months ended September 30, 2018.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2018.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended September 30, 2018.

Plan of Operation

We were incorporated in the State of Nevada on June 30, 2015. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets except for our $100,000 investment in Curved as more fully explained in our Form 10-K for the year ended December 31, 2017. We have not generated any revenue and just recently changed our business strategy from offering consulting services to seeking an acquisition of an operating company with revenues. On October 29, 2018, we entered into the Share Exchange Agreement to acquire up to 100% of the issued and outstanding shares of FUGA from its shareholders. The transaction is set forth in our Form 8-K filed on November 13, 2018.

We may change our name in the fourth quarter of 2018 and will select a name that we believe will be indicative of the FUGA transaction. Our current website (www.vigilantdiversifiedholdings.com) has ceased providing information on our prior business and is currently under construction. We intend to develop our new website in the fourth quarter of 2018.

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

On October 29, 2018, we amended and restated our Articles of Incorporation to increase our authorized common stock, par value $0.0001, from 100,000,000 shares to 500,000,000 shares and our authorized preferred stock, par value $0.0001, from 10,000,000 shares to 50,000,000 shares. The details are set forth in our Form 8-K filed on November 13, 2018.

We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Our anticipated plan is as follows:

Raise Working Capital

Time Frame: 1st to 6th months

We intend to concentrate our efforts on raising capital to provide the necessary working capital for our operations and to provide FUGA with the necessary capital to increase its operations of managed aircraft and owned aircraft. Our operations will be limited due to the limited amount of funds on hand. Our plan of operations is as follows:

Develop Our Website

Time Frame: 1st – 3rd months.

Material costs: $3,000-$10,000.

We intend to completely revise our website and possibly change our URL. Our officer and director, Dennis Murchison, will be in charge of overseeing the revision of our website. We intend to hire a web designer to help us with the building and functionality of our website. We do not have any written agreements with any web designers at current time. We anticipate the website expansion costs, including enhanced site design and implementation will be approximately $3,000 to $10,000. Updating and improving our website will continue throughout the lifetime of our operations.

Assist FUGA with the completion of their audit and file our Form 8-K

Time Frame: 1st-3rd months.

$15,000

We will assist FUGA with the audit of their financial statements and have agreed to pay for any costs in excess of $5,000. One of our majority shareholders has agreed to advance the necessary costs to accomplish this task.

Concurrently while FUGA’s financial statements are being audited, we will prepare our Form 8-K, which will contan Form 10 information to file with the SEC. This 8-K will contain the necessary information to enable us to close the transaction and will contain pro forma information on the Company going forward with FUGA as a subsidiary.

Donald P. Hateley, our chief executive officer and Dennis Murchison, our vice president and secretary, will be devoting approximately twenty hours per week to our operations. Once we complete the transaction contemplated by the Share Exchange Agreement, then our officers have orally agreed to commit more time as required.

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. The amount may vary depending upon how much we spend on pursuing acquisition opportunities. We believe we would need a minimum of $100,000.

Description	Amount
Expenses
SEC reporting and compliance	$50,000
Establishing and office	10,000
Website revisions	10,000
Advertising	5,000
Travel	20,000
Other expenses	5,000
Total	$100,000

If we do not raise additional working capital, our cash reserves will be not sufficient to meet our obligations for the next twelve-month period. We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $100,000 and will be needed for general administrative expenses, business development, and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future. The source of this additional capital is through the sale of additional shares of common stock or advances from MT Capital Partners, LLC (“MT Capital”). MT Capital has agreed to advance or loan funds to working capital funds for this purpose.

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

(b)	Changes in Internal Controls over Financial Reporting

During the three-month period ended September 30, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
Number	Description
10.2	Certificate of Designation of Series A Preferred.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIGILANT DIVERSIFIED HOLDINGS, INC.

January 18, 2019	/s/ Donald P. Hateley
Donald P. Hateley
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

