Form 10-K
period 2018-12-31
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2019-04-15
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-206963

Vigilant Diversified Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	47-4543540 (I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1100, Newport Beach, CA 92660-8011

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 538-2700

Common Stock, no par value per share (Title of Each Class)	None (Name of Each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $560,850.

The number of shares of the registrant’s common stock issued and outstanding as of February 28, 2019 is 16,398,400.

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

Our principal business, executive and registered statutory office is located at 620 Newport Center Drive, Suite 1100, Newport Beach, CA 92660 and our telephone number is (949) 538-2700, fax is (310) 388-5899 and email contact is info@vigilantdiversifiedholdings.com. Our URL address is www.vigilantdiversifiedholdings.com.

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

Since beginning operations in June 2015, we have not earned any revenues or provided any consulting services and we have an accumulated deficit of $437,519 as of December 31, 2018. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

In June 2015, the Company issued 14,900,000 common shares to Vigil & Vigil Investments, LLC, which is 100% owned by Todd W. L. Vigil, our former chairman, chief executive officer and Diana Vigil, our former vice president secretary and the mother of Todd W. L. Vigil, for services rendered in our formation and organization valued at $1,490 or $0.0001 per share. We also issued 100,000 common shares to Jonathan McDermott, for services rendered in our formation and organization valued at $10 or $0.0001 per share. These transactions are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(a) (2) of the Act. In December 2015, we sold 20,000 shares of our common stock at a price of $0.25 per share under our registration statement. In 2016, we sold 136,000 shares of our common stock at a price of $0.25 per share under our registration statement.

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

Our chief executive officer and director, Donald P. Hateley, and our other officer and director, Dennis C. Murchison, are our only personnel. Mr. Hateley and Mr. Murchison intend to devote at least 10 hours per week to us but may increase the number of hours as necessary.

Our fiscal year end is December 31.

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

As of December 31, 2018, we had $9,102 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by the sale of our common or preferred stock or with advances from our shareholders or third-party investors. The additional equity or debt financings will likely be in the form of private placements of common stock, preferred stock or convertible debt. As of December 31, 2018, the Company has $78,094 in accounts payable, which includes $65,500 in legal fees owed to a related party. $31,000 of those legal fees have been incurred subsequent to our change of control on June 30, 2018. We also have $24,125 in related party advances of which $24,025 is owed to MT Capital Partners, LLC and $100 to our related party law firm.

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

Competition

The mergers and acquisition and consulting services industry is highly competitive. We compete with a variety of companies, many of which have greater financial and other resources than us or are subsidiaries or divisions of larger organizations. The industry is characterized by a small number of large, dominant organizations that perform this service as well as middle market investment banks and brokers, accounting firms, law firms, consultants as well as many companies that have greater financial and other resources than us.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do, and they may compete more effectively than we can. If our competitors offer the opportunity to be acquired on more favorable terms than we can, this adversely affect our results of operations. Furthermore, many of our competitors are able to obtain more experienced employees than we can.

Our Website

Our website is located at www.vigilantdiversifiedholdings.com and will provide a description of our company, our services, mission statement along with our contact information including our address, telephone number and e-mail address.

Dependence on Customers

We do not have any customers.

Trademarks and other Intellectual Property

As of December 31, 2018, we do not have any registered trademarks, patents or any other intellectual property rights.

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

Employees

As of December 31, 2019, we had 2 employees, which are our officers and directors and who devote their time as needed to our business. They expect to devote ten hours per week to us.

Legal Proceedings

We are not involved in any legal proceedings; however, we may pursue binding mediation against Curved Rolling Papers, LLC. See Results of Operations and Footnote 8 to our financial statements. None of our officers or directors is a party to any legal proceeding or litigation.

Property

We do not own any real property. Our executive, administrative and operating offices are located at 620 Newport Center Drive, Suite 1100, Newport Beach, CA 92660. We have a written lease with the landlord and rent space on a month-to-month basis at the rate of $62.50 per month.

Available Information

We maintain a website at www.vigilantdiversifiedholdings.com. Our website is currently under development. Once it is operational, the information on or available through our website is not, and should not be considered, a part of this Annual Report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with, or furnished to, the Securities and Exchange Commission (“SEC”) free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors

We are not required to provide this information as a “smaller reporting company.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property. Our executive, administrative and operating offices are located at 620 Newport Center Drive, Suite 1100, Newport Beach, CA 92660. We have a written lease with the landlord and rent space on a month-to-month basis at the rate of $62.50 per month.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our common stock, and a public market may never develop. We have entered into an agreement with a market maker and have filed an application with FINRA, so as to be able to quote the shares of our common stock on the OTC Markets, which is overseen by FINRA. We have filed the application and have received comment letters back from FINRA and will respond to them. There can be no assurance as to whether such market maker’s application will be accepted by FINRA. We cannot estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

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

We do not have any common equity subject to outstanding options or warrants to purchase or securities convertible into our common equity. In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below. The last price that our common stock was sold to investors at is $0.25 per share.

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

16,398,400 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

At the present time, we do not believe we are classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act and that 2,243,400 shares may have the restricted legend removed by an opinion of counsel to our transfer agent.

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

Common Stock Currently Outstanding

As of December 31, 2018, we had 16,398,400 shares of our common stock outstanding.

Holders

As of December 31, 2018, we had 31 stockholders of record.

Dividend Policy

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

None.

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes thereto and other financial information included elsewhere in this filing. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

We were formed and commenced operations on June 30, 2015. From June 30, 2015 until January 4, 2016, our activities were limited to organizational and business development activities related to providing advice to companies. We intended to assist companies that are involved in various aspects of the cannabis industry by providing consulting services focused on providing administrative and regulatory support functions. We also intended to market our services to other industries. Our original mission statement was to assist management of these companies with services designed to keep them focused on their core business ideas while provide the administrative support such as bookkeeping, payroll, website development and marketing strategies. We intended to use the Internet as well as the services of an independent sales representative to market our services to start-up companies in California and Colorado with our initial efforts focused in Denver. We also intended to market to service professionals. During this period, we have had limited operations and have limited financial resources. Our operations until January 4, 2016, were devoted primarily to start-up, development and operational activities, which included:

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

On June 30, 2018, we effectuated a change of control and our new management’s goal was to pursue the acquisition of an operating company with revenues and the potential for growth. On October 29, 2018, we entered into a share exchange agreement (the “Share Exchange Agreement”) to acquire up to 100% of the issued and outstanding shares of FUGA, Inc., a Wyoming corporation (“FUGA”) that is in the private air charter and aircraft management business. Founded in 2007, FUGA owns an air carrier 135 certificate and currently manages a Gulfstream IV SP aircraft. FUGA’s certificate allows it to operate worldwide with aircraft that have seating capacity for up to 30 passengers. The Company intends to raise capital to expand FUGA’s operations by launching an air ambulance and government division as well as expand its fleet of managed aircraft. We will also seek financing to acquire aircraft, which we believe will provide us with increase profitability over managed aircraft. The closing of the transaction with FUGA, as set forth in the Share Exchange Agreement, is subject to various conditions, which FUGA must satisfy or the Company must waive. The Share Exchange Agreement is set forth as Exhibit 10.1 in the Company’s Form 8-K, which it filed on November 13, 2018. In the event that we do not proceed forward with the acquisition of FUGA, we have identified other acquisitions opportunities that we will pursue.

As of December 31, 2018, we had $9,102 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by the sale of our common or preferred stock or with advances from one of our shareholders or third party investors. The additional equity or debt financings will likely be in the form of private placements of common stock, preferred stock or convertible debt. As of December 31, 2018, the Company has $102,219 in current liabilities, which consist of $78,094 in accounts payable and $24,125 in related party advances.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2018 together with notes thereto, which are included in this Annual Report on Form 10-K.

For the year ended December 31, 2018 compared to the year ended December 31, 2017

Revenues. We did not have any revenues for the year ended December 31, 2018 or December 31, 2017. The lack of revenues is based on our lack of customers and the shift of our business model to pursue an acquisition.

Operating expenses. Operating expenses include general and administrative expenses, professional fees, salaries, wages and benefits and transfer agent and Edgar filing fees. In total, operating loss decreased $31,134, to $61,919 for the year ended December 31, 2018 compared to $93,053 for the comparable period in 2017. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $6,872, or 71.33%, to $2,762 for the year ended December 31, 2018 compared to $9,634 for the comparable period in 2017. The decrease is due to a decrease in dues and subscriptions, travel expenses, office expense, rent expense and meals and entertainment.

●	Professional fees increased $3,573, or 7.99%, to $48,273 for the year ended December 31, 2018 compared to $44,700 for the comparable period in 2017.

●	Salaries, wages and benefits decreased $32,386, or 94.93%, to $1,728 for the year ended December 31, 2018 compared to $34,115 for the comparable period in 2017. The decrease is attributable to our change of control whereby our new officers and not receiving salary compensation and the reduction in stock-based compensation to our former office and related party control shareholder.

●	Transfer agent and Edgar filing fees increased $4,552, or 98.89%, to $9,156 for the year ended December 31, 2018 compared to $4,604 for the comparable period in 2017. This is increase is due to an increase in Edgar and filing fees.

Net Loss. Our net loss decreased $31,134, or 33.46%, to $61,919 for the year ended December 31, 2018 compared to a net loss of $93,052 for the comparable period in 2017. The loss is attributable to our operating expenses as set forth above.

Liquidity and Capital Resources. In 2018, one of our related party shareholders advanced us $24,025 and the other related party shareholder advanced us $100.

Our total assets are $9,102 as of December 31, 2018, consisting of $9,102 in cash. Our working capital deficit was $93,117 as of December 31, 2018.

Our total liabilities as of December 31, 2018 are $102,219, which consist of $78,094 in accounts payable and $24,125 in related party advances.

As of December 31, 2018, our total stockholders’ deficit is $93,117 and our accumulated deficit is $437,519.

We used $18,725 in cash by operating activities, which consisted of $56,419 in net loss offset by $2,827 in prepaid expenses and $34,867 in accounts payable and accrued liabilities.

We did not have any cash used or provided by investing activities.

We did not have any cash used or provided by financing activities.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2018.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2018.

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

We may change our name in the second quarter of 2019 and, if so, will select a name that we believe will be indicative of the FUGA transaction and our future goals. Our current website (www.vigilantdiversifiedholdings.com) has ceased providing information on our prior business and is currently under construction. We intend to develop our new website in the first quarter of 2019.

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

Time Frame: Q1 & Q2 of 2019

We intend to concentrate our efforts on raising capital to provide the necessary working capital for our operations and to provide FUGA with the necessary capital to increase its operations of managed aircraft and owned aircraft. Our operations will be limited due to the limited amount of funds on hand. Our plan of operations is as follows:

Develop Our Website

Time Frame: Q1 2019.

Material costs: $3,000-$5,000.

We intend to completely revise our website and possibly change our URL. Our officer and director, Dennis Murchison, will be in charge of overseeing the revision of our website. We intend to hire a web designer to help us with the building and functionality of our website. We do not have any written agreements with any web designers at current time. We anticipate the website expansion costs, including enhanced site design and implementation will be approximately $3,000 to $5,000. Updating and improving our website will continue throughout the lifetime of our operations.

Assist FUGA with the completion of their audit and file our Form 8-K

Time Frame: Q1 & Q2 2019

$15,000-$20,000

We will assist FUGA with the audit of their financial statements and have agreed to pay for any costs in excess of $5,000. MT Capital Partners, LLC, one of our majority shareholders, has agreed to advance the necessary costs to accomplish this task.

Concurrently while FUGA’s financial statements are being audited, we will prepare our Form 8-K, which will contain Form 10 information to file with the SEC. This 8-K will contain the necessary information to enable us to close the transaction and will contain pro forma information on the Company going forward with FUGA as a subsidiary.

File an S-1 or Form 1-A

Time Frame: Q2 2019

Concurrently with the preparation of our Form 8-K containing Form 10 information, we intend to raise additional capital and either file a registration statement on either Form S-1 or 1-A. We will make that determination in Q1 2019.

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

Description	Amount
Expenses
SEC reporting and compliance	$50,000
Establishing and office	10,000
Website revisions	5,000
Advertising	10,000
Travel	20,000
Other expenses	5,000
Total	$100,000

If we do not raise additional working capital, or if MT Capital Partners does not provide us with the necessary working capital, then our cash reserves will be not sufficient to meet our obligations for the next twelve-month period. We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $100,000 and will be needed for general administrative expenses, business development, and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future. The source of this additional capital is through the sale of additional shares of common stock or advances from MT Capital Partners MT Capital Partners has agreed to advance or loan funds to working capital funds for this purpose and is obligated to under its stock purchase agreement with Intercap Partners.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 7A of Regulation S-K, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

VIGILANT DIVERSIFIED HOLDINGS, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Vigilant Diversified Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vigilant Diversified Holdings Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet achieved profitable operations and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

April 12, 2019

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$9,102	$3,702
Prepaid expense	-	2,827

TOTAL ASSETS	$9,102	$6,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$78,094	$37,727
Related party advances	24,125	-

TOTAL LIABILITIES	102,219	37,727

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 5,000,000 preferred shares, $0.0001 par, none issued and outstanding on December 31, 2018 and 2017	-	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 16,398,400 issued and outstanding on December 31, 2018 and 2017	1,640	1,640
Additional paid-in capital	342,762	342,762
Accumulated Deficit	(437,519)	(375,600)
TOTAL STOCKHOLDERS’ DEFICIT	(93,117)	(31,198)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$9,102	$6,529

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Operations

	For the years ended
	December 31, 2018	December 31, 2017
Expenses

General & administrative expenses	$2,762	$9,634
Professional fees	48,273	44,700
Salaries, wages and benefits	1,728	34,115
Transfer agent and filings	9,156	4,604

Total Expenses	61,919	93,053

Net Loss for the Year	$(61,919)	$(93,053)

Basic loss per common share	$(0.00)	$(0.01)

Diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	16,398,400	15,617,778

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Stockholders’ Deficit

	Common stock			Preferred Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Deficit	Total

Balance, December 31, 2016	15,156,000	$1,516	540,000	$54	$167,232	$(282,547)	$(113,745)

Common shares issued on the conversion of preferred shares	540,000	54	(540,000)	(54)	-	-	-
Common shares issued for cash	60,000	6	-	-	14,994	-	15,000
Common shares issued on the settlement of debts	642,400	64	-	-	160,536	-	160,600
Net loss for the year	-	-	-	-	-	(93,053)	(93,053)
Balance, December 31, 2017	16,398,400	1,640	-	-	342,762	(375,600)	(31,198)
Net loss for the year	-	-	-	-	-	(61,919)	(61,919)
Balance, December 31, 2018	16,398,400	$1,640	-	$-	$342,762	$(437,519)	$(93,117)

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Cash Flows

	For the years ended
	December 31, 2018	December 31, 2017
OPERATING ACTIVITIES:
Net Loss	$(61,919)	$(93,053)
Adjustments to reconcile net loss to net cash provided by operations:
Stock-based compensation	-	13,115
Changes in operating assets and liabilities:
Prepaid expense	2,827	173
Accounts payable and accrued liabilities	40,367	627
Net cash used by operating activities	(18,725)	(79,138)

FINANCING ACTIVITIES:
Issuance of common stock	-	15,000
Related party advances	24,125	-
Net cash provided by financing activities	24,125	15,000

Net cash (decrease) increase	5,400	(64,138)
Cash, beginning	3,702	67,840

Cash, ending	$9,102	$3,702

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Financial Statements

For the years ended December 31, 2018 and 2017

NOTE 1 - NATURE OF BUSINESS

Vigilant Diversified Holdings, Inc. (“the Company”) was incorporated in the State of Nevada as a for-profit company on June 30, 2015. On October 29, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) to acquire up to 100% of the issued and outstanding shares of the common stock of FUGA, Inc., a Wyoming corporation (“FUGA”) in exchange for 5,500,000 shares of the Company’s common stock. The closing of the transaction under the Agreement is subject to a certain conditions including the customary board and shareholder approval of FUGA’s audit and the transaction.

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

As of December 31, 2018, the Company had not yet achieved profitable operations, has incurred cumulative losses of $437,519 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation or complete an acquisition of a profitable company. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of December 31, 2018 and 2017, the Company does not have any cash and cash equivalents.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash and accounts payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2018 and 2017.

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

NOTE 4–INCOME TAXES

A reconciliation of the income taxes at statutory rates with the reported taxes is as follows:

	2018	2017
Net loss for the year	$(61,919)	$(93,053)

Expected income tax recovery	(13,000)	(32,000)
Impact of future income tax rates applied versus current statutory rate and future tax rate changes	-	48,000
Adjustment to prior years provision versus statutory tax returns	-	(1,000)
Change in valuation allowance	13,000	(15,000)
Total income tax recovery	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial positions are as follows:

	2018	2017
Deferred tax assets (liabilities)
Net operating losses	$92,000	$79,000
	92,000	79,000
Valuation allowance	(92,000)	(79,000)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 2018, the Company has non-capital losses of approximately $438,000 which will may be carried forward to offset future taxable income indefinitely.

NOTE 5–STOCKHOLDERS’ EQUITY

The Company was formed with one class of common stock, $0.0001 par value and is authorized to issue 100,000,000 common shares and one class of preferred stock, $0.0001 par value and is authorized to issue 5,000,000 shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

On April 11, 2017, the Company issued 540,000 common shares pursuant to the conversion of 540,000 Series A convertible preferred shares.

On November 14, 2017, the Company issued 60,000 shares for $15,000.

On November 24, 2017, the Company issued 642,400 common shares at $0.25 per share pursuant to agreements to settle debts for shares. The fair value of this issuance was based on the price paid for the Company’s common shares by unrelated parties and it includes stock-based compensation in the amount of $13,115 in respect of a debt settlement with a related party. (Note 6)

NOTE 6–RELATED PARTY TRANSACTIONS

The directors and officers of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

One of the Company’s major shareholder is owned by the Company’s legal counsel. During the year ended December 31, 2018 and 2017, the Company’s legal counsel is owed $65,500 and $17,200, respectively and also advanced the Company $100.

One of the Company’s other major shareholder, MT Capital Partners, LLC, which is owned by one of the Company’s officer and director, has advanced the Company $24,025 during the year ended December 31, 2018. This advance is unsecured and does not bear any terms of interest or repayment.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2018 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2018. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors serve until any successor is elected and qualified. Our directors elect our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age, and position of our present officers and directors is set forth below:

Name	Age	Title(s)
Donald P. Hateley	61	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Dennis C. Murchison	59	Vice President & Secretary

The persons named above have held their offices/positions since June 30, 2018, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Donald P. Hateley, Chairman, President, Chief Executive Officer, and Chief Financial Officer

Mr. Hateley is our Chairman, President, CEO and CFO and has held these positions since June 30, 2018. Mr. Hateley is a California licensed attorney, certified public accountant and real estate broker. From October 1993 to the present, Mr. Hateley has practiced corporate, securities and tax law and, in October 1996, founded Hateley & Hampton, a California law firm that focuses on corporate, securities, tax and real estate matters. From 1982 to the present, Mr. Hateley is a California licensed certified public accountant and, since October 1988, a California licensed real estate broker. Mr. Hateley is an investor and involved with several companies as an investor and board member. Mr. Hateley is the Chairman and Chief Executive Officer of Intercap Partners, LLC, a private investment firm that invests in public and private companies and provides merger and acquisition services to them. He is also the Chairman and Chief Executive Officer of Esquire Partners, Inc., dba Esquire Realty, which is a California real estate investment and brokerage firm and a co-founder of the Combative Sports League, Inc. where he serves as its Chairman and CEO. In September 2009, Mr. Hateley founded Thunderclap Entertainment, Inc., which was a public reporting company and, in July 2018, sold his majority interest to an investor, who changed the name to TraqIQ, Inc. and subsequently acquired 3 software companies. From 1984 to 1989, Mr. Hateley was the Chairman and CEO of The Cambridge Group, Inc., an NASD broker dealer with offices in Los Angeles, Denver, and New York. From October 2005 to April 2006, Mr. Hateley served as the court appointed responsible officer of GSM Wireless, Inc., one of AT&T’s largest retail agents, where he oversaw the administration and liquidation of its assets in a Chapter 11 reorganization. Mr. Hateley has co-founded several companies including Lee’s Hoagies, a fast food franchisor in which he was also its first franchisee, WiTel, a wireless communications company manufacturing Wi-Fi phones, and College Centers of Southern California, a franchisor of SAT prep counseling. Mr. Hateley is a graduate of the University of Southern California’s Marshall School of Business where he received a Bachelor of Science in Business Administration with an emphasis in accounting.

Dennis C. Murchison, Vice President & Secretary

Mr. Murchison is our Vice President and Secretary and has served in this capacity since June 30, 2018. From 2007 to the present, he is a Managing Director of Mezzcap Partners, LLC, an investment firm in Century City, CA that structures and funds mezzanine debt for private companies to fund their growth, acquisitions and repurchase of equity held by non-management shareholders. In February 2018, Mr. Murchison formed MT Capital Partners, LLC to invest his capital alongside The Murchison Trust in other ventures. Mr. Murchison has over 15 years’ experience in real estate financed having worked for Home Savings & Loan and Citibank Mortgage as a senior loan officer. Mr. Murchison also worked for his family’s private investment firm, Murchison International, Inc., which syndicated real estate and business ventures. Mr. Murchison currently oversees The Murchison Trust, a multi-generational private single family office that invests in a broad spectrum of asset classes. Mr. Murchison is a graduate of San Diego State University with a Bachelor of Science in Sport Medicine.

Possible Potential Conflicts

The OTCQB, on which we plan to have our shares of common stock quoted, does not currently have any director independence requirements.

No member of management will be required by us to work on a full-time basis. Accordingly, while certain conflicts of interest may arise between us and our officers and directors in that they have other business interests in which they will devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officers’ understanding of his fiduciary duties to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Currently we have two officers who are also directors and will seek to add additional officer(s) and/or director(s) as and when we locate the proper personnel and the terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of a federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors intends to eventually establish an audit committee, nominating and compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. When we establish a nominating committee, it will establish policies with regard to the consideration of any director candidates recommended by security holders. Currently, our majority shareholders will make any decisions to add other directors. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” hereinafter.

We will reimburse all directors for any expenses incurred in attending directors’ meetings if we have the resources to pay these fees. We will consider applying for officers and directors’ liability insurance at such time when we have the resources to do so.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2018 and 2017, compensation awarded to or paid to, or earned by, our Chief Executive Officers and Vice Presidents (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Todd W. L. Vigil, CEO, CFO and Director(1)	2017	21,000	-	-	-	-	-	-	-
	2018	1,728	-	-	-	-	-	-	-

Diana Vigil, Vice President & Secretary(1)	2017	13,115	-	-	-	-	-	-	-
	2018	-			-	-	-	-	-

Donald P. Hateley(2)(3)	2018	-	-	-	-	-	-	-	-

Dennis C. Murchison(2)	2018	-	-	-	-	-	-	-	-

We currently do not have any formal employment arrangement with Mr. Hateley or Mr. Murchison and their compensation has not been fixed or based on any percentage calculations. The Board will make all decisions determining the amount and timing of their compensation if their annual compensation exceeds $50,000. In 2017, Mr. Vigil received a salary of $21,000. Ms. Vigil received $13,115 in stock-based compensation as part of the exchanging shares for her related party advances. In 2018, up to the change of control, neither Mr. Vigil nor Ms. Vigil receive any compensation.

(1)	Todd W. L. Vigil and Diana Vigil resigned their positions as officers and Todd W. L. Vigil as our sole director on June 30, 2018.
(2)	Mr. Hateley and Mr. Murchison have not received any compensation as our officers and directors.
(3)	We incurred $38,000 in legal fees to Mr. Hateley’s law firm in 2018; however we did not have sufficient working capital to pay those fees.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during in 2017 or 2018.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Report, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of December 31, 2018, we had 16,398,400 shares of common stock outstanding, which is held by 31 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Intercap Partners, LLC(1) 620 Newport Center Drive, Suite 1100 Newport Beach, CA 92660	7,077,500	43.16%

	MT Capital Partners, LLC(2) 120 Newport Center Drive, Ste 120 Newport Beach, CA 92660	7,077,500	43.16%

	All Officers and Directors as a Group (2 persons)	14,155,000	86.32%

(1)	Donald P. Hateley, our director and officer, has dispositive voting power over the shares owned by Intercap Partners, LLC.
(2)	Dennis C. Murchison, our director and officer, has dispositive voting power over the shares owned by MT Capital Partners, LLC. MT Capital Partners, LLC’s retention of its shares is contingent upon it providing us with the necessary working capital to consummate our proposed share exchange agreement with the shareholders of Fuga, Inc. In the event that MT Capital Partners, LLC fails to provide us with the necessary working capital, then Intercap Partners will rescind the sale of the 7,077,500 shares it sold to MT Capital Partners, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters were Mr. Vigil, our former chairman, chief executive officer, and chief financial officer, and Ms. Diana Vigil, our former vice president and secretary and the mother of Todd Vigil.

On June 30, 2015, we issued 14,900,000 shares of our common stock to Vigil & Vigil Investments, LLC, a Colorado limited liability company, which is 100% owned by Todd Vigil and Diana Vigil. We also issued 100,000 shares to Jonathan McDermott, our other initial shareholder. These shares were issued in exchange for services our board of directors valued at $1,490 and $10, respectively or $0.0001 per share. On November 24, 2017, we issued 400,000 shares of our $0.0001 par value common stock to Vigil & Vigil Investments, LLC at a price of $0.25 per share, in exchange for the forgiveness of $100,000 in related party advances that were provided by Vigilant Diversified Holdings, Inc., a Colorado corporation, which was controlled by Todd Vigil and Diana Vigil. On November 24, 2017, we issued 60,000 shares of our $0.0001 par value common stock, at a price of $0.25 per share, to Diana Vigil for $15,000 in cash.

In the fourth quarter of 2018, Dennis C. Murchison provided us with $24,025 in advances for our working capital. These advances are an interest-free demand loan and he has orally agreed to defer payment until we are financially able to repay it. MT Capital Partners, LLC’s purchase of its 7,077,500 shares from Intercap Partners, LLC is contingent on MT Capital Partners, LLC’s payment of all our working capital expenses to fund our acquisition of Fuga, Inc. Mr. Murchison is the 100% owner of MT Capital Partners, LLC.

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

Item 14. Principal Accountant Fees and Services.

During the last fiscal year, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended December 31, 2018, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2017.

	Year ended December 31, 2018	Year ended December 31, 2017

Audit Fees	$5,500	$7,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this Annual Report, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation(1)
3.1.1	Amended and Restated Articles of Incorporation(2)
3.2	Bylaws(3)
4.1*	Certificate of Designations of Series A Preferred
10.1	Consulting Agreement with Frontera Advisors(4)
10.2*	Share Exchange Agreement dated October 29, 2018
10.3*	Amendment to Operating Agreement of Curved Rolling Papers, LLC dated January 4, 2016
14.1	Code of Ethics(5)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________________
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-206963) filed with the SEC on September 16, 2015, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 333-206963) filed with the SEC on October 29, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-206963) filed with the SEC on September 16, 2015, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-206963) filed with the SEC on September 16, 2015, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-206963) filed with the SEC on September 16, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGILANT DIVERSIFIED HOLDINGS, INC.

April 12, 2019	/s/ Donald P. Hateley
Donald P. Hateley
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)

April 12, 2019	/s/ Dennis C. Murchison
Dennis C. Murchison
Vice President and Secretary

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 12, 2019	/s/ Donald P. Hateley
Donald P. Hateley
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

April 12, 2019	/s/ Dennis C. Murchison
Dennis C. Murchison
Vice President and Secretary

