Form 10-K/A
period 2018-12-31
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2019-04-23
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock issued and outstanding as of April 15, 2019 is 16,398,400.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment No. 1”) amends the Annual Report on Form 10-K for Vigilant Diversified Holdings, Inc. (“Vigilant,” “we,” “our,” “us,” or the “Company”) for the year ended December 31, 2018, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2019 (the “Original 10-K”). This Amendment is being filed solely for the purpose to correct the number of authorized shares of common stock and preferred stock as set forth in the Company’s financial statements and Footnote 5 and in the Original 10-K. The Original 10-K, in the balance sheet description and Footnote 5, stated that we have authorized 100,000,000, $0.0001 par value common shares and 10,000,000, par value $0.0001 preferred shares. We amended our Articles of Incorporation on October 23, 2018 and increased our common shares to 500,000,000, $0.0001 par value and our preferred shares to 50,000,000, $0.0001 par value. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certification by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No.1 under Item 15 of Part IV.

Except as specifically provided otherwise herein, this Amendment No. 1 does not reflect events occurring after April 15, 2019, the date of the filing of our Original 10-K or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K.

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

VIGILANT DIVERSIFIED HOLDINGS, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

2

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

April 12, 2019

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$9,102	$3,702
Prepaid expense	-	2,827

TOTAL ASSETS	$9,102	$6,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$78,094	$37,727
Related party advances	24,125	-

TOTAL LIABILITIES	102,219	37,727

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 50,000,000 preferred shares, $0.0001 par, none issued and outstanding on December 31, 2018 and 2017	-	-
Common Stock; Authorized 500,000,000 common shares, $0.0001 par, 16,398,400 issued and outstanding on December 31, 2018 and 2017	1,640	1,640
Additional paid-in capital	342,762	342,762
Accumulated Deficit	(437,519)	(375,600)
TOTAL STOCKHOLDERS’ DEFICIT	(93,117)	(31,198)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$9,102	$6,529

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

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Financial Statements

For the years ended December 31, 2018 and 2017

NOTE 1 - NATURE OF BUSINESS

Vigilant Diversified Holdings, Inc. (“the Company”) was incorporated in the State of Nevada as a for-profit company on June 30, 2015. On October 29, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) to acquire up to 100% of the issued and outstanding shares of the common stock of FUGA, Inc., a Wyoming corporation (“FUGA”) in exchange for 5,500,000 shares of the Company’s common stock. The closing of the transaction under the Agreement is subject to certain conditions including the customary board and shareholder approval of FUGA’s audit and the transaction.

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

NOTE 5–STOCKHOLDERS’ EQUITY

The Company was formed with one class of common stock, $0.0001 par value and was authorized to issue 100,000,000 common shares and one class of preferred stock, $0.0001 par value and was authorized to issue 5,000,000 shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report.

1. Financial Statements.

(b) Exhibits

The exhibits listed in Part IV, Item 15. “Exhibits” of the Original 10-K were filed or incorporated by reference as part of the Original 10-K and the exhibits listed in the Exhibit Index below are filed herewith as part of this Amendment No. 1.

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGILANT DIVERSIFIED HOLDINGS, INC.

April 23, 2019	/s/ Donald P. Hateley
Donald P. Hateley
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)

April 23, 2019	/s/ Dennis C. Murchison
Dennis C. Murchison
Vice President and Secretary

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 23, 2019	/s/ Donald P. Hateley
Donald P. Hateley
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

April 23, 2019	/s/ Dennis C. Murchison
Dennis C. Murchison
Vice President and Secretary

4