Form 10-Q
period 2019-03-31
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2019-08-15
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2019, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 16,398,400.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$12,977	$9,102

TOTAL ASSETS	$12,977	$9,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	89,097	78,094
Related party advances	36,466	24,125

TOTAL LIABILITIES	125,563	102,219

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 50,000,000 preferred shares, $0.0001 par, none outstanding on March 31, 2019 and December 31, 2018	-	-
Common Stock; Authorized 500,000,000 common shares, $0.0001 par, 16,398,400 issued and outstanding on March 31, 2019 and December 31, 2018	1,640	1,640
Additional paid-in capital	342,762	342,762
Accumulated Deficit	(456,988)	(437,519)
TOTAL STOCKHOLDERS’ DEFICIT	(112,586)	(93,117)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$12,977	$9,102

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statement of Operations

(unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
Expenses

General and administrative expenses	$961	$1,342
Professional fees	16,500	3,500
Salaries, wages and benefits	-	1,729
Transfer agent and filings	377	1,776

Total Expenses	17,838	8,347

Net Loss for the Period before income taxes	(17,838)	(8,347)
Income tax expense	(1,631)	-
Net Loss for the period	$(19,469)	$(8,347)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	16,398,400	16,398,400

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Stockholders’ Deficit

(unaudited)

	Common stock		Preferred Shares		Additional
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2016	15,156,000	$1,516	540,000	$54	$167,232	$(282,547)	$(113,745)

Common shares issued on the conversion of preferred shares	540,000	54	(540,000)	(54)	-	-	-
Common shares issued for cash	60,000	6			14,994		15,000
Common shares issued on the settlement of debts	642,400	64	-	-	160,536	-	160,600
Net loss	-	-	-	-	-	(93,053)	(93,053)
Balance, December 31, 2017	16,398,400	1,640	-	-	342,762	(375,600)	$(31,198)
Net loss for the period	-	-	-	-	-	(61,919)	(61,919)
Balance, December 31, 2018	16,398,400	1,640	-	-	342,762	(437,519)	(93,117)
Net loss for the period	-	-	-	-	-	(19,469)	(19,469)
Balance, March 31, 2019	16,398,400	$1,640	-	$-	$342,762	(456,988)	$(112,586)

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES:
Net Loss	$(19,469)	$(8,347)
Adjustments to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Prepaid expense	-	1,479
Accounts payable and accrued liabilities	11,003	3,527
Net cash used by operating activities	(8,466)	(3,341)

FINANCING ACTIVITIES:
Related party advances	12,341	-
Net cash provided by financing activities	12,341	-

Net cash increase	3,875	(3,341)
Cash, beginning	9,102	3,702

Cash, ending	$12,977	$361

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Financial Statements

(unaudited)

March 31, 2019

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

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2018. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in the Company’s report on Form 10-K.

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

As of March 31, 2019, the Company had not yet achieved profitable operations, has incurred cumulative losses of $456,988 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation or complete an acquisition of a profitable company. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of March 31, 2019, and December 31, 2018, the Company had $12,977 and $9,102 in cash, respectively and did not have any cash equivalents.

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

NOTE 4–STOCKHOLDERS’ EQUITY

The Company was formed with one class of common stock, $0.0001 par value and was originally authorized to issue 100,000,000 common shares and one class of preferred stock, $0.0001 par value and is authorized to issue 10,000,000 shares. On October 29, 2018, the Company amended its articles of incorporation and increased its one class of common stock, $0.0001 par value, to 500,000,000 common shares and its one class of preferred stock, $0.0001 par value, to 50,000,000 shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

NOTE 5–RELATED PARTY TRANSACTIONS

The directors and officers of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

During the three months ended March 31, 2019, the Company charged professional fees in the amount of $14,500 (2018: $3,500) payable to a legal firm controlled by a major shareholder of the Company.

One of the Company’s major shareholder is owned by the Company’s legal counsel. As of March 31, 2019, the Company’s legal counsel is owed $64,850 and also advanced the Company $288.

One of the Company’s other major shareholder, MT Capital Partners, LLC, which is owned by one of the Company’s officer and director, has advanced the Company $36,178 as of March 31, 2019. This advance is unsecured and does not bear any terms of interest or repayment.

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

Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our services, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2019. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

On June 30, 2018, we effectuated a change of control and our new management’s goal was to pursue the acquisition of an operating company with revenues and the potential for growth. On October 29, 2018, we entered into a share exchange agreement (the “Share Exchange Agreement”) to acquire 100% of the issued and outstanding shares of FUGA, Inc., a Wyoming corporation (“FUGA”) that is in the private air charter and aircraft management business. Founded in 2007, FUGA owns an air carrier 135 certificate and currently manages a Gulfstream IV SP aircraft. FUGA’s certificate allows it to operate worldwide with aircraft that have seating capacity for up to 30 passengers. The Company intends to raise capital to expand FUGA’s operations by launching an air ambulance and government division as well as expand its fleet of managed aircraft. We will also seek financing to acquire aircraft, which we believe will provide us with increase profitability over managed aircraft. The closing of the transaction with FUGA, as set forth in the Share Exchange Agreement, is subject to various conditions, which FUGA must satisfy or the Company must waive. The Share Exchange Agreement is set forth as Exhibit 10.1 in the Company’s Form 8-K, which it filed on November 13, 2018. In the event that we do not proceed forward with the acquisition of FUGA, we have identified other acquisitions opportunities that we will pursue.

As of March 31, 2019, we had $12,977 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by the sale of our common or preferred stock or with advances from one of our shareholders or third-party investors. The additional equity or debt financings will likely be in the form of private placements of common stock, preferred stock or convertible debt. As of March 31, 2019, the Company has $125,563 in current liabilities, which consist of $89,097 in accounts payable and accrued liabilities and $36,466 in related party advances.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2019, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenues. We did not have any revenues for the three months ended March 31, 2019 or 2018.

Operating expenses. Operating expenses included general and administrative expenses, professional fees, salaries, wages and benefits, and transfer agent and filings. In total, operating expenses increased $9,491, or 113.71% to $19,469 for the three months ended March 31, 2019 compared to $8,347 for the comparable period in 2018. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $381, or 28.39%, to $961 for the three months ended March 31, 2019 compared to $1,342 for the comparable period in 2018.
●	Professional fees increased $13,000, or 371.43%, to $16,500 for the three months ended March 31, 2019 compared to $3,500 for the comparable period in 2018. The increase is due to our accrual of legal and accounting fees for the year end and first quarter of 2019.
●	Salaries, wages and benefits decreased $1,729, or 100.00%, to $0 for the three months ended March 31, 2019 compared to $1,729 for the comparable period in 2018. The decrease is attributable to our elimination of the officer salary upon the change of control in June 2018.
●	Transfer agent and filing decreased $1,399, or 78.77%, to $377 for the three months ended March 31, 2019 compared to $1,776 for the comparable period in 2018. The decrease is due to a decrease in Edgar filing fees.

Net Loss. Our net loss increased $11,122 or 133.22%, to $19,469 for the three months ended March 31, 2019 compared to $8,347 for the comparable period in 2018. The increase is due to the components discussed above.

Liquidity and Capital Resources. For the three-months ended March 31, 2019, we did not issue any shares of our common stock or preferred stock. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $12,977 as of March 31, 2019, consisting of $12,977 in cash. Our working capital deficit was $112,586 as of March 31, 2019.

As of March 31, 2019, our total liabilities are $125,563 consisting of $89,097 in accounts payable and accrued liabilities and $36,466 in related party advances.

As of March 31, 2019, our total stockholders’ deficit was $112,586 and we had an accumulated deficit of $456,988.

We had $8,466 in net cash used in operating activities for the three months ended March 31, 2019, which included $19,469 in net loss, which amount was increased by $11,004 in accounts payable and accrued liabilities.

We had $0 in cash used by investing activities for the three months ended March 31, 2019.

We had $12,341 in cash provided by financing activities the three months ended March 31, 2019, which is from related party advances provided by 2 of our major shareholders.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2019.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three-months ended March 31, 2019.

Plan of Operation

We were incorporated in the State of Nevada on June 30, 2015. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets except for our $100,000 investment in Curved as more fully explained in our Form 10-K for the year ended December 31, 2017. We have not generated any revenue and just recently changed our business strategy from offering consulting services to seeking an acquisition of an operating company with revenues. On October 29, 2018, we entered into the Share Exchange Agreement to acquire 100% of the issued and outstanding shares of FUGA from its shareholders. The transaction is set forth in our Form 8-K filed on November 13, 2018.

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

Time Frame: Q2 2019.

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

$24,000-$30,000

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

File an S-1 or Form 1-A

Time Frame: Q2 2019

Concurrently with the preparation of our Form 8-K containing Form 10 information, we intend to raise additional capital and either file a registration statement on either Form S-1 or 1-A. We will make that determination in Q2 2019.

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

Description	Amount
Expenses
SEC reporting and compliance	$50,000
Establishing and office	5,000
Website revisions	5,000
Legal and accounting	30,000
Travel	5,000
Other expenses	5,000
Total	$100,000

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

(b)	Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2019, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VIGILANT DIVERSIFIED HOLDINGS, INC.

August 14, 2019	/s/ Donald P. Hateley
Donald P. Hateley Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

