Form 10-Q
period 2019-06-30
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2020-02-18
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-206963

Vigilant Diversified Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-4543540
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1100 Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 538-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name and exchange on which registered
Common stock	None	None

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, and emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 5, 2020, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 16,398,400.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

(unaudited)

(Expressed in US dollars)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$1,476	$9,102

TOTAL ASSETS	$1,476	$9,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$86,623	$78,094
Related party advances	36,425	24,125

TOTAL LIABILITIES	123,048	102,219

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 50,000,000 preferred shares, $0.0001 par, none outstanding on June 30, 2019 and December 31, 2018	-	-
Common Stock; Authorized 500,000,000 common shares, $0.0001 par, 16,398,400 issued and outstanding on June 30, 2019 and December 31, 2018	1,640	1,640
Additional paid-in capital	342,762	342,762
Accumulated Deficit	(465,974)	(437,519)
TOTAL STOCKHOLDERS’ DEFICIT	(121,572)	(93,117)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,476	$9,102

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statement of Operations

(unaudited)

(Expressed in US dollars)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Expenses:
Franchise expense	$-	$-	$1,631	$-
General & administrative	288	268	1,248	5,115
Professional fees	8,100	27,667	24,601	31,167
Transfer Agent and filings	598	-	975	-
Total Expenses	8,986	27,935	28,455	36,282

Net Loss for the Period	$(8,986)	$(27,935)	$(28,455)	$(36,282)

Net Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	16,398,400	16,398,400	16,398,400	16,398,400

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Stockholders’ Deficit

(unaudited)

(Expressed in US dollars)

	Common stock		Preferred Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Deficit	Total

Balance, December 31, 2016	15,156,000	$1,516	540,000	$54	$167,232	$(282,547)	$(113,745)

Common shares issued on the conversion of preferred shares	540,000	54	(540,000)	(54)	-	-	-
Common shares issued for cash	60,000	6			14,994		15,000
Common shares issued on the settlement of debts	642,400	64	-	-	160,536	-	160,600
Net loss	-	-	-	-	-	(93,053)	(93,053)
Balance, December 31, 2017	16,398,400	$1,640	-	$-	$342,762	$(375,600)	$(31,198)
Net loss for the period	-	-	-	-	-	(36,282)	(36,282)
Balance, June 30, 2018	16,398,400	$1,640			$342,762	$(411,882)	$(67,480)
Net loss for the period	-	-			-	(25,637)	(25,637)
Balance, December 31, 2018	16,398,400	$1,640	-	-	$342,762	$(437,519)	$(93,117)
Net loss for the period	-	-	-	-	-	(28,455)	(28,455)
Balance, June 30, 2019	16,398,400	$1,640	-	$-	$342,762	$(465,974)	$(121,572)

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Cash Flows

(unaudited)

(Expressed in US dollars)

For the six months ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES:
Net Loss	$(28,455)	$(36,282)
Adjustments to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Prepaid expense	-	1,413
Accounts payable and accrued liabilities	8,529	31,167
Net cash used by operating activities	(19,926)	(3,702)

FINANCING ACTIVITIES:
Related party advances	12,300	-
Net cash provided by financing activities	12,300	-

Net cash increase (decrease)	(7,626)	(3,702)
Cash, beginning	9,102	3,702

Cash, ending	$1,476	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Financial Statements

(unaudited)

June 30, 2019

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

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2018. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in the Company’s report on Form 10-K.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

As of June 30, 2019, the Company had not yet achieved profitable operations, has incurred cumulative losses of $458,449 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation or complete an acquisition of a profitable company. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of June 30, 2019, and December 31, 2018, the Company had $1,476 and $9,102 in cash, respectively and did not have any cash equivalents.

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

One of the Company’s major shareholder is owned by the Company’s legal counsel. As of June 30, 2019, the Company’s legal counsel is owed $82,425 and also advanced the Company $475.

One of the Company’s other major shareholder, MT Capital Partners, LLC, which is owned by one of the Company’s officer and director, has advanced the Company $35,950 as of June 30, 2019. This advance is unsecured and does not bear any terms of interest or repayment.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended June 30, 2019. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of June 30, 2019, we had $1,476 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by the sale of our common or preferred stock or with advances from one of our shareholders or third-party investors. The additional equity or debt financings will likely be in the form of private placements of common stock, preferred stock or convertible debt. As of June 30, 2019, the Company has $115,523 in current liabilities, which consist of $79,098 in accounts payable and accrued liabilities and $36,425 in related party advances.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2019, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Revenues. We did not have any revenues for the three months ended June 30, 2019 or 2018.

Operating expenses. Operating expenses included general and administrative expenses, professional fees, and transfer agent and filings. In total, operating expenses decreased $18,949, or 67.83% to $8,986 for the three months ended June 30, 2019 compared to $27,935 for the comparable period in 2018. The components of operating expenses are discussed below.

●	General and administrative expenses increased $20, or 7.46%, to $288 for the three months ended June 30, 2019 compared to $268 for the comparable period in 2018. The increase is primarily attributable to postage expense.
●	Professional fees decreased $19,567, or 97.92%, to $8,100 for the three months ended June 30, 2019 compared to $27,667 for the comparable period in 2018. The decrease is due to a decrease in our legal and accounting fees.
●	Transfer agent and filing increased $598 to $598 for the three months ended June 30, 2019 compared to $0 for the comparable period in 2018. The increase is due to an increase in Edgar filing fees and business licenses and permits.

Net Loss. Our net loss decreased $18,949 or 67.83%, to $8.986 for the three months ended June 30, 2019 compared to $27,935 for the comparable period in 2018. The increase is due to the components discussed above.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Revenues. We did not have any revenues for the six months ended June 30, 2019 or 2018.

Operating expenses. Operating expenses included general and administrative expenses, professional fees, and transfer agent and filings. In total, operating expenses decreased $7,827, or 21.57% to $28,455 for the six months ended June 30, 2019 compared to $36,282 for the comparable period in 2018. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $3,867, or 75.60%, to $1,248 for the six months ended June 30, 2019 compared to $5,115 for the comparable period in 2018. The increase is primarily attributable to the payment of state taxes for 2018 and a prepayment for 2019.
●	Professional fees increased $6,566, or 22.31%, to $24,601 for the six months ended June 30, 2019 compared to $31,167 for the comparable period in 2018. The increase is due to our accrual of legal and accounting fees for the year end and first quarter of 2019.
●	Transfer agent and filing increased $975, or 100.00%, to $975 for the six months ended June 30, 2019 compared to $0 for the comparable period in 2018. The decrease is due to a decrease in Edgar filing fees.

Net Loss. Our net loss decreased $7,827 or 21.57%, to $28,455 for the six months ended June 30, 2019 compared to $36,282 for the comparable period in 2018. The increase is due to the components discussed above.

Liquidity and Capital Resources. For the six months ended June 30, 2019, we did not issue any shares of our common stock or preferred stock. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $1,476 as of June 30, 2019, consisting of $1,476 in cash. Our working capital deficit was $114,047 as of June 30, 2019.

As of June 30, 2019, our total liabilities are $123,048 consisting of $86,623 in accounts payable and accrued liabilities and $36,425 in related party advances.

As of June 30, 2019, our total stockholders’ deficit was $121,572 and we had an accumulated deficit of $465,974.

We had $8,529 in net cash provided by operating activities for the six months ended June 30, 2019, which included $28,455 in net loss, which amount was decreased by $8,529 in accounts payable and accrued liabilities.

We had $0 in cash used by investing activities for the six months ended June 30, 2019.

We had $12,300 in cash provided by financing activities the six months ended June 30, 2019, which is from related party advances provided by 2 of our major shareholders.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2019.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2019.

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

We may change our name, if so, will select a name that we believe will be indicative of the FUGA transaction and our future goals. Our current website (www.vigilantdiversifiedholdings.com) has ceased providing information on our prior business and is currently under construction. We intend to develop our new website in the first quarter of 2019.

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

Time Frame: Q4 of 2019 and Q1 of 2020

We intend to concentrate our efforts on raising capital to provide the necessary working capital for our operations and to provide FUGA with the necessary capital to increase its operations of managed aircraft and owned aircraft. Our operations will be limited due to the limited amount of funds on hand. Our plan of operations is as follows:

Develop Our Website

Time Frame: Q1 2020.

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

Time Frame: Q2 to Q4 2019

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

File an S-1 or Form 1-A

Time Frame: Q1 2020

Concurrently with the preparation of our Form 8-K containing Form 10 information, we intend to raise additional capital and either file a registration statement on either Form S-1 or 1-A. We will make that determination in Q4 2019.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended June 30, 2019, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VIGILANT DIVERSIFIED HOLDINGS, INC.

February 18, 2020	/s/ Donald P. Hateley
Donald P. Hateley
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

