Form 10-Q
period 2019-09-30
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2020-03-02
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 2, 2020, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 16,398,400.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

(unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$1,143	$9,102

TOTAL ASSETS	$1,143	$9,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$100,692	$78,094
Related party advances	36,425	24,125

TOTAL LIABILITIES	137,117	102,219

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 50,000,000 preferred shares, $0.0001 par, none outstanding on September 30, 2019 and December 31, 2018	-	-
Common Stock; Authorized 500,000,000 common shares, $0.0001 par, 16,398,400 issued and outstanding on September 30, 2019 and December 31, 2018	1,640	1,640
Additional paid-in capital	342,762	342,762
Accumulated Deficit	(480,376)	(437,519)
TOTAL STOCKHOLDERS’ DEFICIT	(135,974)	(93,117)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,143	$9,102

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statement of Operations

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Expenses:
Franchise expense	$-	$-	$1,631	$-
General & administrative	1,280	925	2,749	4,153
Professional fees	12,825	13,000	37,426	44,000
Transfer Agent and filings	297	1,810	1,051	3,864
Total Expenses	14,402	15,735	42,857	52,017

Net Loss for the Period	$(14,402)	$(15,735)	$(42,857)	$(52,017)

Net Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	16,398,400	16,398,400	16,398,400	16,398,400

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Stockholders’ Deficit

(unaudited)

	Common stock		Additional
	Number of shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2017	16,398,400	$1,640	$342,762	$(375,600)	$(31,198)
Net loss for the period	-	-	-	(52,017)	(52,017)
Balance, September 30, 2018	16,398,400	1,640	342,762	(427,617)	(83,215)
Net loss for the period				(9,902)	(9,902)
Balance, December 31, 2018	16,398,400	1,640	342,762	(437,519)	(93,117)
Net loss for the period	-	-	-	(42,857)	(42,857)
Balance, September 30, 2019	16,398,400	$1,640	$342,762	$(480,376)	$(135,974)

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2019	September 30, 2018
OPERATING ACTIVITIES:
Net Loss	$(42,857)	$(52,017)
Adjustments to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Prepaid expense	-	2,827
Accounts payable and accrued liabilities	22,598	44,563
Net cash used in operating activities	(20,259)	(4,627)

FINANCING ACTIVITIES:
Related party advances	12,300	925
Net cash provided by financing activities	12,300	925

Net cash decrease	(7,959)	(3,702)
Cash, beginning	9,102	3,702

Cash, ending	$1,143	$-

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Financial Statements

(unaudited)

September 30, 2019

NOTE 1-NATURE OF BUSINESS

Vigilant Diversified Holdings, Inc. (“the Company”) was incorporated in the State of Nevada as a for-profit company on September 30, 2015. On October 29, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) to acquire up to 100% of the issued and outstanding shares of the common stock of FUGA, Inc., a Wyoming corporation (“FUGA”) in exchange for 5,500,000 shares of the Company’s common stock. The closing of the transaction under the Agreement is subject to certain conditions including the customary board and shareholder approval of FUGA’s audit and the transaction.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2018. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in the Company’s report on Form 10-K.

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

As of September 30, 2019, the Company had not yet achieved profitable operations, has incurred cumulative losses of $480,376 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation or complete an acquisition of a profitable company. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of September 30, 2019, and December 31, 2018, the Company had $1,143 and $9,102 in cash, respectively and did not have any cash equivalents.

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

NOTE 5–RELATED PARTY TRANSACTIONS

The directors and officers of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

One of the Company’s major shareholder is owned by the Company’s legal counsel. As of September 30, 2019, the Company’s legal counsel is owed $93,438 for legal services and advanced the Company $475. For the three months and nine months ended September 30, 2019, the related party legal fees were $10,825 and $29,350, respectively.

One of the Company’s other major shareholder, MT Capital Partners, LLC, which is owned by one of the Company’s officer and director, has advanced the Company $35,950 as of September 30, 2019. This advance is unsecured and does not bear any terms of interest or repayment.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2019. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of September 30, 2019, we had $1,143 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by the sale of our common or preferred stock or with advances from one of our shareholders or third-party investors. The additional equity or debt financings will likely be in the form of private placements of common stock, preferred stock or convertible debt. As of September 30, 2019, the Company has $137,117 in current liabilities, which consist of $100,692 in accounts payable and accrued liabilities and $36,425 in related party advances.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2019, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Revenues. We did not have any revenues for the three months ended September 30, 2019 or 2018.

Operating expenses. Operating expenses included general and administrative expenses, professional fees, and transfer agent and filing fees. In total, operating expenses decreased $1,333, or 73.65%, to $14,402 for the three months ended September 30, 2019 compared to $15,735 for the comparable period in 2018. The components of operating expenses are discussed below.

●	General and administrative expenses increased $355, or 38.39%, to $1,280 for the three months ended September 30, 2019 compared to $925 for the comparable period in 2018. The increase is primarily attributable to a one-time payroll tax expense.
●	Professional fees decreased $175, or 1.35%, to $12,825 for the three months ended September 30, 2019 compared to $13,000 for the comparable period in 2018. The decrease is due to a decrease in our legal fees.
●	Transfer agent and filing expenses decreased $1,513, or 83.59%, to $297 for the three months ended September 30, 2019 compared to $1,810 for the comparable period in 2018. The decrease is due to a reduction in business licenses fees and Edgar filing fees.

Net Loss. Our net loss decreased $1,333 or 8.47%, to $14,402 for the three months ended September 30, 2019 compared to $15,735 for the comparable period in 2018. The decrease is due to the components discussed above.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenues. We did not have any revenues for the nine months ended September 30, 2019 or 2018.

Operating expenses. Operating expenses included franchise tax expense, general and administrative expenses, professional fees, and transfer agent and filings. In total, operating expenses decreased $9,160, or 46.81%, to $42,857 for the nine months ended September 30, 2019 compared to $52,017 for the comparable period in 2018. The components of operating expenses are discussed below.

●	Franchise tax expense increased $1,631 to $1,631 for the nine months ended September 30, 2019 compared to $0 for the comparable period in 2018. The increase is due to past due franchise taxes.
●	General and administrative expenses decreased $1,404, or 33.80%, to $2,749 for the nine months ended September 30, 2019 compared to $4,153 for the comparable period in 2018. The decrease is primarily attributable to the decrease in payroll expense from the former management.
●	Professional fees decreased $6,574, or 14.94%, to $37,426 for the nine months ended September 30, 2019 compared to $44,000 for the comparable period in 2018. The decrease is due to in legal and accounting fees.
●	Transfer agent and filing decreased $2,813, or 72.80%, to $1,051 for the nine months ended September 30, 2019 compared to $3,864 for the comparable period in 2018. The decrease is due to a decrease in Edgar filing fees.

Net Loss. Our net loss decreased $9,160 or 17.61%, to $42,857 for the nine months ended September 30, 2019 compared to $52,017 for the comparable period in 2018. The increase is due to the components discussed above.

Liquidity and Capital Resources. For the nine months ended September 30, 2019, we did not issue any shares of our common stock or preferred stock. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $1,143 as of September 30, 2019, consisting of $1,143 in cash. Our working capital deficit was $135,974 as of September 30, 2019.

As of September 30, 2019, our total liabilities are $137,115 consisting of $100,692 in accounts payable and accrued liabilities and $36,425 in related party advances.

As of September 30, 2019, our total stockholders’ deficit was $135,974 and we had an accumulated deficit of $480,376.

We had $20,259 in net cash used by operating activities for the nine months ended September 30, 2019, which included $42,857 in net loss, which amount was decreased by $22,598 in accounts payable and accrued liabilities.

We had $0 in cash used by investing activities for the nine months ended September 30, 2019.

We had $12,300 in cash provided by financing activities the nine months ended September 30, 2019, which is from related party advances provided by 2 of our major shareholders.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2019.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2019.

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

We may change our name in the second quarter of 2020 and, if so, will select a name that we believe will be indicative of the FUGA transaction and our future goals. Our current website (www.vigilantdiversifiedholdings.com) has ceased providing information on our prior business and is currently under construction. We intend to develop our new website in the first and second quarter of 2020.

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

Time Frame: Q1 2020

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

File an S-1 or Form 1-A

Time Frame: Q1 2020

Concurrently with the preparation of our Form 8-K containing Form 10 information, we intend to raise additional capital and either file a registration statement on either Form S-1 or 1-A. We will make that determination in Q1 2020.

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

Description	Amount
Expenses
SEC reporting and compliance	$50,000
Establishing and office	5,000
Website revisions	5,000
Legal and accounting	30,000
Travel	5,000
Other expenses	5,000
Total	$$100,000

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

(b)	Changes in Internal Controls over Financial Reporting

During the three-month period ended September 30, 2019, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VIGILANT DIVERSIFIED HOLDINGS, INC.

March 2, 2020	/s/ Donald P. Hateley
Donald P. Hateley
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

