Form 10-K
period 2019-12-31
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2020-03-31
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-206963

Vigilant Diversified Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-4543540
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1100, Newport Beach, CA 92660-8011

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 538-2700

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	None	None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock issued and outstanding as of March 30, 2020 is 16,398,400.

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

PART I

Item 1. Business.

Organization

We were incorporated in the State of Nevada as a for-profit company on June 30, 2015, under the name Vigilant Diversified Holdings, Inc. and our incorporator adopted our bylaws and appointed our sole director. From inception until June 30, 2018, we had limited operations and were focused on implementing our business plan to provide management consulting services to start-up and development stage enterprises in North America that are in the cannabis industry. We have established a fiscal year end of December 31. Since our change of control on June 30, 2018, we have actively pursued acquisition opportunities that can provide us with immediate revenues and have entered into a share exchange agreement with a private air charter and management company to acquire it subject to certain conditions as set forth in the agreement.

History

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

On June 30, 2018, we effectuated a change of control and our new management’s goal was to pursue the acquisition of an operating company with revenues and the potential for growth. On October 29, 2018, we entered into a share exchange agreement (the “Share Exchange Agreement”) to acquire up to 100% of the issued and outstanding shares of FUGA, Inc., a Wyoming corporation (“FUGA”) that is in the private air charter and aircraft management business. Founded in 2007, FUGA is a FAA 135 certificate carrier and currently manages a Gulfstream IV SP aircraft. FUGA’s certificate allows it to operate worldwide with aircraft that have seating capacity for up to 30 passengers. The Company intends to raise capital to expand FUGA’s operations by expanding the number of aircraft under management, launching a membership program, exploring an air ambulance line of business and pursuing government contracts. We will also seek financing to acquire aircraft, which we believe will provide us with increase profitability over managed aircraft. The closing of the transaction with FUGA, as set forth in the Share Exchange Agreement, is subject to various conditions, which FUGA must satisfy or the Company must waive. The Share Exchange Agreement is set forth as Exhibit 10.1 in the Company’s Form 8-K, which it filed on November 13, 2018. We have also had discussions with other air charter businesses that are interested in exploring a transaction with us and we will continue to pursue those and other opportunities.

We believe that our present capital is insufficient to cover our monthly burn rate for the next 12 months. We believe that we will require a minimum of $100,000 in cash to accomplish the goals set out in our plan of operation. To the extent, we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to raise additional capital from investors through loans or advances from our majority shareholder or other third parties.

Our principal business, executive and registered statutory office is located at 620 Newport Center Drive, Suite 1100, Newport Beach, CA 92660 and our telephone number is (949) 538-2700, fax is (310) 388-5899 and email contact is info@vigilantdiversifiedholdings.com. Our URL address is www.vigilantdiversifiedholdings.com.

In January 2016, we made a $100,000 investment in Curved Rolling Papers, LLC, a company that provides curved rolling papers to the tobacco and cannabis industry. We have since written off our investment and may seek a refund of our investment through binding mediation or assign our claim to a third party.

Since beginning operations in June 2015, we have not earned any revenues or provided any consulting services and we have an accumulated deficit of $495,220 as of December 31, 2019. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

In June 2015, the Company issued 14,900,000 common shares to Vigil & Vigil Investments, LLC, which is 100% owned by Todd W. L. Vigil, our former chairman, chief executive officer and Diana Vigil, our former vice president secretary and the mother of Todd W. L. Vigil, for services rendered in our formation and organization valued at $1,490 or $0.0001 per share. We also issued 100,000 common shares to Jonathan McDermott, for services rendered in our formation and organization valued at $10 or $0.0001 per share. These transactions are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(a)(2) of the Act. In December 2015, we sold 20,000 shares of our common stock at a price of $0.25 per share under our registration statement. In 2016, we sold 136,000 shares of our common stock at a price of $0.25 per share under our registration statement. All of our stock sales have been in reliance on Section 4(a)(2) of the Act.

In January 2016, we authorized a Series A preferred issued 540,000 shares of our Series A preferred for $135,000 in cash from two investors. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company has not generated profits to date and has minimal liquidity, which raises substantial doubt as to its ability to continue as a going concern.” In April 2017, we converted the 540,000 Series A preferred shares into 540,000 shares of our common stock.

Our chief executive officer and director, Donald P. Hateley, and our other officer and director, Dennis C. Murchison, are our only personnel. Mr. Hateley and Mr. Murchison intend to devote up to 10 hours per week to us but may adjust the number of hours as necessary.

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

We may file for binding mediation against Curved and its owners, in the State of New York, for rescission of the Agreement to return of our $100,000 investment in Curved or, we may assign the claim to the former majority shareholder or a third party to pursue. The Company decision on whether to file for binding mediation or to assign the causes of action will be evaluated on the resources it anticipates spending against the anticipated recovery. Our decision to consider filing for binding mediation is in response to Curved’s management’s unilateral communication that it was dissolving Curved and its relationship with us, leaving us with nothing and declining to return any of the $100,000 we invested in it.

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

As of December 31, 2019, we had $58 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by the sale of our common or preferred stock or with advances from our shareholders or third-party investors. The additional equity or debt financings will likely be in the form of private placements of common stock, preferred stock or convertible debt. As of December 31, 2019, the Company has $114,536 in accounts payable and accrued liabilities, which includes $93,438 in legal fees owed to a related party. $36,850 of those legal fees have been incurred in 2019. We also have $37,210 in related party advances of which $35,950 is owed to MT Capital Partners, LLC and $1,025 to our related party law firm and $235 to Intercap Partners, LLC, our other related party major shareholder.

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

If we are unsuccessful in closing the FUGA transaction, another acquisition, or in raising capital through a private placement or public offering, then we will then have to seek additional funds through debt financing, which would be highly difficult for a company with nominal assets to secure. Therefore, we are highly dependent upon the success of closing the FUGA transaction, acquiring another company, or a private placement offering, and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a company with no current operations other than seeking to close the FUGA transaction, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing or we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

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

Trademarks and other Intellectual Property

As of December 31, 2019, we do not have any registered trademarks, patents or any other intellectual property rights.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our common stock, and a public market may never develop. We previously entered into an agreement with a market maker and filed an application with FINRA, so as to be able to quote the shares of our common stock on the OTC Markets, which is overseen by FINRA. However, since our business model has changed, we will have to file a new application, which we intend to do in the second quarter of 2020. There can be no assurance as to whether such market maker’s application will be accepted by FINRA. We cannot estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

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

At the present time, we do not believe we are classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act and that 2,243,400 shares may have the restricted legend removed by an opinion of counsel to our transfer agent. In the event that we close the transaction with FUGA, we will file a Form 8-K containing Form 10 information.

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

Common Stock Currently Outstanding

As of December 31, 2019, we had 16,398,400 shares of our common stock outstanding.

Holders

As of December 31, 2019, we had 31 stockholders of record.

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

As of December 31, 2019, we had $58 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by the sale of our common or preferred stock or with advances from one of our shareholders or third-party investors. The additional equity or debt financings will likely be in the form of private placements of common stock, preferred stock or convertible debt. As of December 31, 2019, the Company has $151,746 in current liabilities, which consist of $114,536 in accounts payable and accrued liabilities and $37,210 in related party advances.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2019 together with notes thereto, which are included in this Annual Report on Form 10-K.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Revenues. We did not have any revenues for the year ended December 31, 2019 or December 31, 2018. The lack of revenues is based on our lack of customers and the shift of our business model to pursue acquisitions.

Operating expenses. Operating expenses include general and administrative expenses, professional fees, franchise tax expense, salaries, wages and benefits and transfer agent and Edgar filing fees. In total, our operating loss decreased $4,218, or 6.81%, to $57,701 for the year ended December 31, 2019 compared to $61,919 for the comparable period in 2018. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $766, or 27.73%, to $1,996 for the year ended December 31, 2019 compared to $2,762 for the comparable period in 2018. The decrease is due to a decrease in dues and subscriptions, travel expenses, office expense, and meals and entertainment.

●	Professional fees increased $4,453, or 9.22%, to $52,726 for the year ended December 31, 2019 compared to $48,273 for the comparable period in 2018. The increase is due to an increase in legal and accounting fees.

●	Franchise tax expense increased $1,631 to $1,631 for the year ended December 31, 2019 compared to $0 for the comparable period in 2018. The increase is due to our payment of back franchise taxes.

●	Salaries, wages and benefits decreased $1,728, or 100.00%, to $0 for the year ended December 31, 2019 compared to $1,728 for the comparable period in 2018. The decrease is attributable to our change of control whereby our new officers and not receiving salary compensation.

●	Transfer agent and Edgar filing fees decreased $7,808, or 85.28%, to $1,348 for the year ended December 31, 2019 compared to $9,156 for the comparable period in 2018. This is decrease is due to the decrease in Edgar and filing fees.

Net Loss. Our net loss decreased $4,218, or 6.81%, to $57,701 for the year ended December 31, 2019 compared to $61,919 for the comparable period in 2018. The components of operating expenses are as set forth above.

Liquidity and Capital Resources. In 2019, our related party shareholders advanced us $13,085.

Our total assets are $928 as of December 31, 2019, consisting of $58 in cash and $870 in other receivables. Our working capital deficit was $150,818 as of December 31, 2019.

Our total liabilities as of December 31, 2019 are $151,746, which consist of $114,536 in accounts payable and accrued liabilities and $37,210 in related party advances. One of our majority shareholders, which is owned by our legal counsel, advanced us $235 and our legal counsel advanced us $1,025. Our other majority shareholder did not advance us any monies in 2019.

As of December 31, 2019, our total stockholders’ deficit is $150,818 and our accumulated deficit is $495,220.

We used $22,129 in cash by operating activities, which consisted of $57,701 in net loss, increased by $870 in other receivables and offset by $36,442 in accounts payable and accrued liabilities.

We did not have any cash used or provided by investing activities.

We had $13,085 in cash provided by financing activities, which consisted of $13,085 in related party advances.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2019.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2019.

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

We may change our name in the second quarter of 2020 and, if so, will select a name that we believe will be indicative of the FUGA transaction and our future goals. Our current website (www.vigilantdiversifiedholdings.com) has ceased providing information on our prior business and is currently under construction. We intend to develop our new website in the second quarter of 2020.

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

Time Frame: Q2 & Q3 of 2020

We intend to concentrate our efforts on raising capital to provide the necessary working capital for our operations and to provide FUGA with the necessary capital to increase its operations of managed aircraft and owned aircraft. Our operations will be limited due to the limited amount of funds on hand. Our plan of operations is as follows:

Develop Our Website

Time Frame: Q2 2020.

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

Time Frame: Q2 2020

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

File an S-1 or Form 1-A

Time Frame: Q2 2020

Concurrently with the preparation of our Form 8-K containing Form 10 information, we intend to raise additional capital and either file a registration statement on either Form S-1 or 1-A. We will make that determination in Q2 2020.

Donald P. Hateley, our chief executive officer and Dennis Murchison, our vice president and secretary, will be devoting up to ten hours per week to our operations. Once we complete the transaction contemplated by the Share Exchange Agreement, then our officers have orally agreed to commit more time as required.

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

AS OF DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Vigilant Diversified Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vigilant Diversified Holdings Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

March 30, 2020

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$58	$9,102
Other receivable	870	-

TOTAL ASSETS	$928	$9,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$114,536	$78,094
Related party advances	37,210	24,125

TOTAL LIABILITIES	151,746	102,219

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 5,000,000 preferred shares, $0.0001 par, none issued and outstanding on December 31, 2019 and 2018	-	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 16,398,400 issued and outstanding on December 31, 2019 and 2018	1,640	1,640
Additional paid-in capital	342,762	342,762
Accumulated Deficit	(495,220)	(437,519)
TOTAL STOCKHOLDERS’ DEFICIT	(150,818)	(93,117)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$928	$9,102

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Operations

	For the years ended
	December 31, 2019	December 31, 2018
Expenses

General & administrative expenses	$1,996	$2,762
Professional fees	52,726	48,273
Franchise tax	1,631	-
Salaries, wages and benefits	-	1,728
Transfer agent and filings	1,348	9,156

Total Expenses	57,701	61,919

Net Loss for the Year	$(57,701)	$(61,919)

Basic loss per common share	$(0.00)	$(0.00)

Diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	16,398,400	16,398,400

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Stockholders’ Deficit

	Common stock		Additional
	Number of shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2017	16,398,400	$1,640	$342,762	$(375,600)	$(31,198)
Net loss for the period	-	-	-	(61,919)	(61,919)
Balance, December 31, 2018	16,398,400	1,640	342,762	(437,519)	(93,117)
Net loss for the period	-	-	-	(57,701)	(57,701)
Balance, December 31, 2019	16,398,400	$1,640	$342,762	$(495,220)	$(150,818)

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Statements of Cash Flows

	For the years ended
	December 31, 2019	December 31, 2018
OPERATING ACTIVITIES:
Net Loss	$(57,701)	$(61,919)
Adjustments to reconcile net loss to net cash used by operations:
Changes in operating assets and liabilities:
Other receivable	(870)	-
Prepaid expense	-	2,827
Accounts payable and accrued liabilities	36,442	40,367
Net cash used by operating activities	(22,129)	(18,725)

FINANCING ACTIVITIES:
Related party advances	13,085	24,125
Net cash provided by financing activities	13,085	24,125

Net cash (decrease) increase	(9,044)	5,400
Cash, beginning	9,102	3,702

Cash, ending	$58	$9,102

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Financial Statements

For the years ended December 31, 2019 and 2018

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

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

As of December 31, 2019, the Company had not yet achieved profitable operations, has incurred cumulative losses of $495,220 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation or complete an acquisition of a profitable company. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of December 31, 2019, and 2018, the Company does not have any cash and cash equivalents.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash and accounts payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2019 and 2018.

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

NOTE 4–INCOME TAXES

A reconciliation of the income taxes at statutory rates with the reported taxes is as follows:

	2019	2018
Net loss for the year	$(57,701)	$(61,919)

Expected income tax recovery at statutory rate of 21%	(12,000)	(13,000)
Change in valuation allowance	12,000	13,000
Total income tax recovery	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the balance sheet are as follows:

	2019	2018
Deferred tax assets
Net operating losses	$104,000	$92,000
Valuation allowance	(104,000)	(92,000)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 2019, the Company has non-capital losses of approximately $495,000 which will may be carried forward to offset future taxable income indefinitely.

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

The Company did not issue any stock in 2019 or 2018.

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

One of the Company’s major shareholder is owned by the Company’s legal counsel. During the year ended December 31, 2019 and 2018, the Company’s legal counsel was owed $93,438 and $65,500, respectively and also advanced the Company $925 and $100, respectively. During the years ended December 31, 2019 and 2018, the related party legal fees were $36,850 and $38,000 respectively. During the years ended December 31, 2019 and 2018, one of the Company’s other major shareholder, MT Capital Partners, LLC, which is owned by one of the Company’s officer and director, advanced the Company $11,925 and $24,025, respectively. These amounts are unsecured and do not bear any terms of interest or repayment.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2019 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2019. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and directors is set forth below:

Name	Age	Title(s)
Donald P. Hateley	62	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Dennis C. Murchison	60	Director, Vice President & Secretary

The persons named above have held their offices/positions since June 30, 2018, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Donald P. Hateley, Chairman, President, Chief Executive Officer, and Chief Financial Officer

Mr. Hateley is our Chairman, President, CEO and CFO and has held these positions since June 30, 2018. Mr. Hateley is a California licensed attorney, certified public accountant and real estate broker. From October 1993 to the present, Mr. Hateley has practiced corporate, securities and tax law and, in October 1996, founded Hateley & Hampton, a California law firm that focuses on corporate, securities, tax and real estate matters. From 1982 to the present, Mr. Hateley is a California licensed certified public accountant and, since October 1988, a California licensed real estate broker. Mr. Hateley is an investor and involved with several companies as an investor and board member. Mr. Hateley is the Chairman and Chief Executive Officer of Intercap Partners, LLC, a private investment firm that invests in public and private companies and provides merger and acquisition services to them. He is also the Chairman and Chief Executive Officer of Esquire Partners, Inc., dba Esquire Realty, which is a California real estate investment and brokerage firm. He is also the Chairman and CEO of Combat Sports Entertainment, Inc., which owns and operates Fight Club OC and SoCa Fights in Southern California. In September 2009, Mr. Hateley founded Thunderclap Entertainment, Inc., which was a public reporting company and, in July 2018, sold his majority interest to an investor, who changed the name to TraqIQ, Inc. and subsequently acquired 3 software companies. From 1984 to 1989, Mr. Hateley was the Chairman and CEO of The Cambridge Group, Inc., an NASD broker dealer with offices in Los Angeles, Denver, and New York. From October 2005 to April 2006, Mr. Hateley served as the court appointed responsible officer of GSM Wireless, Inc., one of AT&T’s largest retail agents, where he oversaw the administration and liquidation of its assets in a Chapter 11 reorganization. Mr. Hateley has co-founded several companies including Lee’s Hoagies, a fast food franchisor in which he was also its first franchisee, WiTel, a wireless communications company manufacturing Wi-Fi phones, and College Centers of Southern California, a franchisor of SAT prep counseling. Mr. Hateley is a graduate of the University of Southern California’s Marshall School of Business where he received a Bachelor of Science in Business Administration with an emphasis in accounting.

Dennis C. Murchison, Vice President & Secretary

Mr. Murchison is our Vice President and Secretary and has served in this capacity since June 30, 2018. In February 2018, Mr. Murchison formed MT Capital Partners, LLC to invest his capital alongside The Murchison Trust in various public and private ventures. He is also a Director and Vice President and Secretary of Combat Sports Entertainment, Inc., which owns and operates Fight Club OC and SoCa Fights in Southern California. From 2007 to the present, he is also a Managing Director of Mezzcap Partners, LLC, an investment firm in Century City, CA that structures and funds mezzanine debt for private companies to fund their growth, acquisitions and repurchase of equity held by non-management shareholders. Mr. Murchison has over 15 years’ experience in real estate financed having worked for Home Savings & Loan and Citibank Mortgage as a senior loan officer. Mr. Murchison also worked for his family’s private investment firm, Murchison International, Inc., which syndicated real estate and business ventures. Mr. Murchison currently oversees The Murchison Trust, a multi-generational private single-family office that invests in a broad spectrum of asset classes. Mr. Murchison is a graduate of San Diego State University with a Bachelor of Science in Sport Medicine.

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

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our director’s term of office expires on March 31, 2020. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2019 and 2018, compensation awarded to or paid to, or earned by, our Chief Executive Officers and Vice Presidents (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Todd W. L. Vigil, CEO, CFO and Director(1)	2019	-	-	-	-	-	-	-	-
	2018	1,728	-	-	-	-	-	-	-

Donald P. Hateley(2)(3)	2019 2018	- -	- -	- -	- -	- -	- -	- -	- -

Dennis C. Murchison(2)	2019 2018	- -	- -	- -	- -	- -	- -	- -	- -

We currently do not have any formal employment arrangement with Mr. Hateley or Mr. Murchison and their compensation has not been fixed or based on any percentage calculations. The Board will make all decisions determining the amount and timing of their compensation if their annual compensation exceeds $50,000. In 2018, Mr. Vigil received a salary of $1,728. In 2018, up until the the change of control, neither Mr. Vigil nor Ms. Vigil receive any compensation.

(1)	Todd W. L. Vigil resigned his positions as an officer and our sole director on June 30, 2018.
(2)	Mr. Hateley and Mr. Murchison have not received any compensation as our officers and directors.
(3)	We incurred $36,850 in legal fees to Mr. Hateley’s law firm in 2019; however, we did not have sufficient working capital to pay those fees.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during in 2019 or 2018.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Report, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of December 31, 2019, we had 16,398,400 shares of common stock outstanding, which is held by 31 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

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

Item 14. Principal Accountant Fees and Services.

During the last fiscal year, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended December 31, 2019, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2018.

	Year ended December 31, 2019	Year ended December 31, 2018

Audit Fees	$13,000	$13,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this Annual Report, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation(1)
3.1.1	Amended and Restated Articles of Incorporation(2)
3.2	Bylaws(3)
4.1*	Certificate of Designations of Series A Preferred
10.1	Consulting Agreement with Frontera Advisors(4)
10.2	Share Exchange Agreement dated October 29, 2018(5)
10.3*	Amendment to Operating Agreement of Curved Rolling Papers, LLC dated January 4, 2016
14.1	Code of Ethics(6)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________________
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-206963) filed with the SEC on September 16, 2015, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 333-206963) filed with the SEC on October 29, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-206963) filed with the SEC on September 16, 2015, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-206963) filed with the SEC on September 16, 2015, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 333-206963) filed with the SEC on October 29, 2018, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-206963) filed with the SEC on September 16, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGILANT DIVERSIFIED HOLDINGS, INC.

March 30, 2020	/s/ Donald P. Hateley
Donald P. Hateley
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2020	/s/ Donald P. Hateley
Donald P. Hateley
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

