Form 10-Q
period 2020-03-31
VIGILANT DIVERSIFIED HOLDINGS, INC./NV
filed 2020-04-27
CIK 1653099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 27, 2020, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 16,398,400.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Balance Sheets

(unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$870	$58
Other receivable	-	870

TOTAL ASSETS	$870	$928

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$120,931	$114,536
Related party advances	37,697	37,210

TOTAL LIABILITIES	158,628	151,746

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 50,000,000 preferred shares, $0.0001 par, none issued and outstanding on March 31, 2020 and December 31, 2019	-	-
Common Stock; Authorized 500,000,000 common shares, $0.0001 par, 16,398,400 issued and outstanding on March 31, 2020 and December 31, 2019	1,640	1,640
Additional paid-in capital	342,762	342,762
Accumulated Deficit	(502,160)	(495,220)
TOTAL STOCKHOLDERS’ DEFICIT	(157,758)	(150,818)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$870	$928

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Operations

(unaudited)

	For the three months ended
	March 31, 2020	March 31, 2019
Expenses

Franchise tax expense	$800	$1,631
General and administrative expenses	243	961
Professional fees	5,500	16,500
Transfer agent and filings	397	377

Total Expenses	6,940	19,469

Net Loss for the period	$(6,940)	$(19,469)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	16,398,400	16,398,400

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Stockholders’ Deficit

(unaudited)

	Common stock		Additional
	Number of shares	Amount	paid-in capital	Deficit	Total

Balance, December 31, 2018	16,398,400	$1,640	$342,762	$(437,519)	$(93,117)
Net loss for the period	-	-	-	(19,469)	(19,469)
Balance, March 31, 2019	16,398,400	1,640	342,762	(456,988)	(112,586)
Net loss for the period	-	-	-	(38,232)	(38,232)
Balance, December 31, 2019	16,398,400	1,640	342,762	(495,220)	(150,818)
Net loss for the period	-	-	-	(6,940)	(6,940)
Balance, March 31, 2020	16,398,400	$1,640	$342,762	$(502,160)	$(157,758)

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Condensed Statements of Cash Flows

(unaudited)

For the three months ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES:
Net Loss	$(6,940)	$(19,469)
Adjustments to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Other receivables	870	-
Accounts payable and accrued liabilities	6,394	11,003
Net cash provided by operating activities	324	(8,466)

FINANCING ACTIVITIES:
Related party advances	488	12,341
Net cash provided by financing activities	488	12,341

Net cash increase	812	3,875
Cash, beginning	58	9,102

Cash, ending	$870	$12,977

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

VIGILANT DIVERSIFIED HOLDINGS, INC.

Notes to the Condensed Financial Statements

(unaudited)

March 31, 2020

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

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2019. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in the Company’s report on Form 10-K.

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

As of March 31, 2020, the Company had not yet achieved profitable operations, has incurred cumulative losses of $502,160 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation or complete an acquisition of a profitable company. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of March 31, 2020, and December 31, 2019, the Company had $870 and $58 in cash, respectively and did not have any cash equivalents.

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

The Company did not issue any stock for the period ended March 31, 2020.

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

One of the Company’s major shareholder, Intercap Partners, LLC, is owned by the Company’s legal counsel and that shareholder advanced the Company $200 for the three months ended March 31, 2020, which is the balance owed to it. As of March 31, 2020, the Company’s legal counsel is owed $104,438 for legal services and rendered services of $3,500 for the three months ended March 31, 2020. It has also advanced the Company $1,312 of which $288 was advance during the three months ended March 31, 2020. As of March 31, 2020, one of the Company’s other major shareholder, MT Capital Partners, LLC, which is owned by one of the Company’s officers and director, has advanced the Company $35,950. These advances are unsecured and do not bear any terms of interest or repayment.

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

Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our services, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	the risks of a start-up company;
•	management’s plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	our dependence on management and the need to recruit additional personnel;
•	limited trading for our common stock, if listed or quoted
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters; and
•	the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
•	those described in the context of such forward-looking statements;
•	the impact of competitive products and pricing;
•	the political, social and economic climate in which we conduct operations; and
•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Registration Statement on Form S-1 (SEC File No. 333-206963).

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2020. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of March 31, 2020, we had $870 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by the sale of our common or preferred stock or with advances from one of our shareholders or third-party investors. The additional equity or debt financings will likely be in the form of private placements of common stock, preferred stock or convertible debt. As of March 31, 2020, the Company has $158,628 in current liabilities, which consist of $120,931 in accounts payable and accrued liabilities and $37,697 in related party advances.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2020, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenues. We did not have any revenues for the three months ended March 31, 2020 or 2019.

Operating expenses. Operating expenses included franchise tax expense, general and administrative expenses, professional fees, and transfer agent and filing fees. In total, operating expenses decreased $12,529, or 64.35%, to $6,940 for the three months ended March 31, 2020 compared to $19,469 for the comparable period in 2019. The components of operating expenses are discussed below.

●	Franchise tax expense decreased $831, or 50.95%, to $800 for the three months ended March 31, 2020 compared to $1,631 for the comparable period in 2019. The decrease is due to our payment of back franchise taxes in 2019.
●	General and administrative expenses decreased $718, or 74.71%, to $243 for the three months ended March 31, 2020 compared to $961 for the comparable period in 2019. The decrease is primarily attributable to a decrease in printing expenses.
●	Professional fees decreased $11,000, or 66.67%, to $5,500 for the three months ended March 31, 2020 compared to $16,500 for the comparable period in 2019. The decrease is due to a decrease in our legal fees.
●	Transfer agent and filing expenses increased $20, or 5.31%, to $397 for the three months ended March 31, 2020 compared to $377 for the comparable period in 2019. The increase is primarily due to an increase in business licenses fees.

Net Loss. Our net loss decreased $12,529, or 64.35%, to $6,940 for the three months ended March 31, 2020 compared to $19,469 for the comparable period in 2019. The decrease is due to the components discussed above.

Liquidity and Capital Resources. For the three months ended March 31, 2020, we did not issue any shares of our common stock or preferred stock. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $870 as of March 31, 2020, consisting of $870 in cash. Our working capital deficit was $157,758 as of March 31, 2020.

As of March 31, 2020, our total liabilities are $158,628 consisting of $120,931 in accounts payable and accrued liabilities and $37,697 in related party advances.

As of March 31, 2020, our total stockholders’ deficit was $157,758 and we had an accumulated deficit of $502,160.

We had $324 in net cash provided by operating activities for the three months ended March 31, 2020, which included $6,940 in net loss, which amount was increased by $870 in other receivables and $6,394 in accounts payable and accrued liabilities.

We had $0 in cash used by investing activities for the three months ended March 31, 2020.

We had $488 in cash provided by financing activities the three months ended March 31, 2020, which is from related party advances provided by 1 of our major shareholders.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2020.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2020.

Plan of Operation

We were incorporated in the State of Nevada on June 30, 2015. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets except for our $100,000 investment in Curved as more fully explained in our Form 10-K for the year ended December 31, 2017. We have not generated any revenue and have changed our business strategy from offering consulting services to seeking an acquisition of an operating company with revenues. On October 29, 2018, we entered into the Share Exchange Agreement to acquire 100% of the issued and outstanding shares of FUGA from its shareholders. The transaction is set forth in our Form 8-K filed on November 13, 2018.

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

Time Frame: Q2 and Q3 of 2020

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

Time Frame: Q1-Q2 2020

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2020, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VIGILANT DIVERSIFIED HOLDINGS, INC.

April 27, 2020	/s/ Donald P. Hateley
Donald P. Hateley
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

